Form 10QSB
period 2000-01-31
HUMATECH INC
filed 2000-03-24
CIK 1100976

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2000

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934


         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28557
                                 Humatech, Inc.

        (Exact name of small business issuer as specified in its charter)

           Illinois                                            36-3559839
   -----------------------                               -----------------------
  (State of incorporation)                              (IRS Employer ID Number)

                   1718 Fry Road, Suite 450, Houston TX 77084
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (281) 828-2500
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 22, 2000: 8,455,114


Transitional Small Business Disclosure Format (check one):   YES       NO  X
                                                                 ----     ---

                                 Humatech, Inc.

               Form 10-QSB for the Quarter ended January 31, 2000

                                Table of Contents

                                                                            Page

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          8


Part II - Other Information

  Item 1   Legal Proceedings                                                  9

  Item 2   Changes in Securities                                              9

  Item 3   Defaults Upon Senior Securities                                    9

  Item 4   Submission of Matters to a Vote of Security Holders                9

  Item 5   Other Information                                                  9

  Item 6   Exhibits and Reports on Form 8-K                                   9


Signatures                                                                    9




Part 1 - Item 1 - Financial Statements

                                 Humatech, Inc.
                 (formerly Midwest Enterprise Consultants, Inc.)
                                 Balance Sheets
                            January 31, 2000 and 1999

                                   (Unaudited)

                                                                                 2000          1999
                                                                             -----------    -----------
                                     ASSETS

Current Assets

   Cash on hand and in bank                                                  $    68,605    $     8,354
   Accounts receivable - trade,
     net of allowance for doubtful accounts of $-0- and $-0-, respectively       341,853           --
   Inventories                                                                    55,587         94,506
                                                                             -----------    -----------
     Total current assets                                                        466,045        102,860
                                                                             -----------    -----------

Property and Equipment - at cost

   Transportation equipment                                                      249,936        140,296
   Manufacturing and processing equipment                                        181,407         42,755
   Office furniture and fixtures                                                  18,726          7,903
                                                                             -----------    -----------
                                                                                 450,069        190,954
   Accumulated depreciation                                                     (197,433)      (136,341)
                                                                             -----------    -----------
     Net property and equipment                                                  252,636         54,613
                                                                             -----------    -----------

Other assets                                                                         395            360
                                                                             -----------    -----------

Total Assets                                                                 $   719,076    $   157,833
                                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Notes payable to banks and finance companies                              $   212,772    $    87,954
   Notes and leases payable to affiliates                                         33,811         36,750
   Customer deposits                                                               8,800          6,000
   Accounts payable - trade                                                       68,063         69,660
   Accrued interest payable                                                       36,525          8,235
   Due to officers                                                               730,578        589,301
                                                                             -----------    -----------
     Total current liabilities                                                 1,090,549        797,900
                                                                             -----------    -----------

Long-term Liabilities

   Notes and commitments payable to affiliates                                   922,327        273,077
                                                                             -----------    -----------
     Total liabilities                                                         2,012,876      1,070,977
                                                                             -----------    -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
     Common stock - no par value.
     25,000,000 shares authorized
     8,455,114 issued and outstanding                                            123,157        123,157
   Accumulated deficit                                                        (1,416,957)    (1,036,301)
                                                                             -----------    -----------
     Total stockholders' deficit                                              (1,293,800)      (913,144)
                                                                             -----------    -----------

Total Liabilities and Stockholders' Deficit                                  $   719,076    $   157,833
                                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3



                                 Humatech, Inc.
                 (formerly Midwest Enterprise Consultants, Inc.)
                Statements of Operations and Comprehensive Income
              Nine and Three months ended January 31, 2000 and 1999

                                   (Unaudited)

                                           Nine months    Nine months     Three months  Three months
                                              ended           ended           ended         ended
                                           January 31,    January 31      January 31,   January 31,
                                              2000           1999            2000          1999
                                           -----------    -----------    -----------    -----------

Revenues

   Sales - net of discounts and returns
     Domestic                              $   101,065    $   123,405    $      (431)   $       285
     Foreign, principally United Kingdom       314,719           --          275,959           --
                                           -----------    -----------    -----------    -----------

       Total revenues                          415,784        123,405        275,528            285
                                           -----------    -----------    -----------    -----------

Cost of Sales

   Materials                                    57,068         33,169         55,229           --
   Other direct costs                           90,450         25,068         22,143          3,259
                                           -----------    -----------    -----------    -----------
     Total cost of sales                       147,518         58,237         77,372          3,259
                                           -----------    -----------    -----------    -----------

Gross Profit                                   268,266         65,168        198,156         (2,974)
                                           -----------    -----------    -----------    -----------

Operating Expenses

   Research and development expenses            13,500           --           10,760           --
   Commissions and other sales
      and marketing expenses                    39,742         60,356         11,425         19,264
   Officer compensation                        210,417        218,750         60,417         72,917
   Other operating expenses                    170,146         69,947         50,670         19,086
   Interest expense                             50,721          8,152         42,735          1,869
   Depreciation expense                         65,170         16,991         50,732          6,054
                                           -----------    -----------    -----------    -----------
     Total operating expenses                  549,696        374,196        226,739        119,190
                                           -----------    -----------    -----------    -----------

Loss from operations                          (281,430)      (309,028)       (28,583)      (122,164)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Loss                                      (281,430)      (309,028)       (28,583)      (122,164)

Other Comprehensive Income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive Income                       $  (281,430)   $  (309,028)   $   (28,583)   $  (122,164)
                                           ===========    ===========    ===========    ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted      $     (0.03)   $     (0.04)           nil    $     (0.01)
                                           ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding               8,455,114      8,455,114      8,455,114      8,455,114
                                           ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                                 Humatech, Inc.
                 (formerly Midwest Enterprise Consultants, Inc.)
                            Statements of Cash Flows
                   Nine months ended January 31, 2000 and 1999

                                   (Unaudited)

                                                          Nine months  Nine months
                                                             ended        ended
                                                          January 31,  January 31,
                                                             2000         1999
                                                          -----------  -----------

Cash Flows from Operating Activities

   Net loss for the period                                $(281,430)   $(309,028)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation                                          65,170       16,991
       (Increase) Decrease in
         Accounts receivable - trade                       (337,232)       5,232
         Inventory                                           33,732        5,153
         Other assets                                           (35)        --
       Increase (Decrease) in

         Accounts payable and other accrued liabilities      (2,713)      (9,160)
         Customer deposits                                   (1,700)       6,000
         Due to officers                                    100,818      166,332
                                                          ---------    ---------
Cash flows provided by (used in) operating activities      (423,390)    (118,480)
                                                          ---------    ---------

Cash Flows from Investing Activities

   Purchase of property and equipment                       (31,473)        (131)
                                                          ---------    ---------
Cash flows used in investing activities                     (31,473)        (131)
                                                          ---------    ---------

Cash Flows from Financing Activities

   Increase (Decrease) in cash overdraft                     (1,819)        --
   Proceeds from loans payable to affiliates                599,250      127,922
   Principal payments on loans payable                      (73,963)      (5,795)
                                                          ---------    ---------
Cash flows provided by (used in) financing activities       523,468      122,127
                                                          ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents             68,605        3,516

Cash and cash equivalents at beginning of period               --          4,838
                                                          ---------    ---------

Cash and cash equivalents at end of period                $  68,605    $   8,354
                                                          =========    =========


Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the period                         $  36,546    $   8,152
                                                          =========    =========
     Income taxes paid for the period                     $    --      $    --
                                                          =========    =========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                                 Humatech, Inc.
                 (formerly Midwest Enterprise Consultants, Inc.)

                          Notes to Financial Statements

NOTE A - Organization and Description of Business

Humatech, Inc. (formerly Midwest Enterprise Consultants, Inc.) (Company) was incorporated on February 2, 1988 under the laws of the State of Illinois. The Company was initially formed for the purposes of assisting local organizations of labor and corporations with their membership or employee relations by providing bundled membership or employee benefits for a low per member fee or per employee cost to the corporation or labor organization. The Company intended to achieve its goal of placing bundled groups of benefits with labor organizations or corporations on the beneficial value that such services will hold for the respective members or employees thereby enhancing satisfaction with the labor union or corporate management.

From inception through April 16, 1997, the Company was engaged solely in the process of developing a methodology to achieve its goals and was unsuccessful in its efforts. The Company became dormant in December 1991.

On April 16, 1997, the Company issued 5,884,614 shares of common stock to International Humate Fertilizer Co. (IHFC), a Nevada corporation, to acquire 100.0% of the assets of IHFC. IHFC then distributed the 5,884,614 shares of the Company's stock to its stockholders. For accounting purposes, IHFC is the surviving entity and all assets and liabilities were acquired by the Company at the historical founder's cost of IHFC.

Due to the April 16, 1997 acquisition of a significant business operation, the Company changed its operating year-end to April 30 and changed its corporate name to Humatech, Inc..

International Humate Fertilizer Co. (IHFC) is a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was capitalized with the transfer of certain assets and assumption of all outstanding liabilities of a Texas sole proprietorship of the same name, effective July 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon-based humate products for use in the commercial agriculture, animal feed and home horticulture markets.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements contained elsewhere in this document. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its annual audited financial statements contained elsewhere in this document when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 Humatech, Inc.
                 (formerly Midwest Enterprise Consultants, Inc.)

                    Notes to Financial Statements - Continued

NOTE B - Going Concern Uncertainty

The Company has incurred cumulative net operating losses of approximately $(1,400,000) and has used cumulative cash in operating activities of approximately $(500,000) during the period from May 1, 1997 through January 31, 2000. Further, the Company has been irregular in making scheduled payments on notes payable to banks and other financing entities. Accordingly, the lender(s) could, at their sole discretion, declare the then outstanding indebtedness to be immediately due and payable. The lender could then foreclose on a significant portion of the Company's assets, which could have a material adverse effect on the Company's financial condition and operations.

Management is of the opinion that current sales trends and foreign demand for the Company's products will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

NOTE C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Accounts receivable and revenue recognition
     -------------------------------------------

     In the normal course of business, the Company periodically extends unsecured credit to repetitive customers which are located principally in Texas, Arizona and the United Kingdom (England). Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non- performance.

     Revenue is recognized at the time materials are shipped to the Company's customers.

3.   Inventory
     ---------

     Inventory consists of finished goods, raw materials and related packaging materials necessary to manufacture humate-based fertilizer products. These items are carried at the lower of cost or market using the first-in, first-out method.

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 4 to 10 years, using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

                                 Humatech, Inc.
                 (formerly Midwest Enterprise Consultants, Inc.)

                    Notes to Financial Statements - Continued

NOTE C - Summary of Significant Accounting Policies - Continued

5.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

(6)  Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2000 and 1999, respectively, the Company has no warrants and/or options issued and outstanding.

NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - Inventory

Inventory consists of the following at January 31, 2000 and 1999, respectively:

                                                January 31,    January 31,
                                                  2000             1999


         Raw materials                          $55,587          $94,506
         Finished goods                               -                -
                                                -------          -------
         Totals                                 $55,587          $94,506
                                                =======          =======

                                 Humatech, Inc.
                 (formerly Midwest Enterprise Consultants, Inc.)

                    Notes to Financial Statements - Continued

NOTE F - Due to Officers

The Company had a operating lease payable to the Company's President and controlling shareholder for the use of an airplane. The lease requires monthly payments of $2,560 and the Company was required to provide all necessary insurance coverage and maintenance. The lease term was from July 1, 1996 through June 30, 1999. The lease was terminated by mutual consent of all parties on July 31, 1998.

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company.

The Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer. The agreement covers the term from July 1, 1996 through June30, 2001 and automatically renews for successive two (2) year terms unless either the President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $128,000 for the first year of the agreement term; $150,000 for the second year of the agreement term and $175,000 for all successive years of the agreement term.

The Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Chief Financial Officer. The agreement covers the term from July 1, 1996 through June30, 2001 and automatically renews for successive two (2) year terms unless either the Executive Vice President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $80,000 for the first year of the agreement term; $100,000 for the second year of the agreement term and $125,000 for all successive years of the agreement term.

As of January 31, 2000 and 1999, total cumulative amounts unpaid under these agreements are as follows:

                                                      January 31,    January 31,
                                                        2000             1999
                                                     -----------     -----------

         Officer compensation                         $730,578         $589,301
         Airplane lease payments                             -                -
         Royalty fees                                        -                -
                                                      --------         --------

                                                      $697,873         $538,348
                                                      ========         ========

Future amounts due under the employment agreements are as follows:

                                                  Year ending
                                                   April 30,            Amount

                                                     2000              $300,000
                                                     2001              300,000
                                                     2002               50,000
                                                                       --------
                                                    Totals             $650,000
                                                                       ========

NOTE K - Commitments

In April 1998, the Company entered into a Marketing Services Agreement with an unrelated entity to provide specialized marketing services that will generate sales into specified mass merchandiser outlets. The agreement provides that the Company will pay the marketing company a performance fee equal to 10.0% of all invoiced sales to the respective mass merchandisers and covers virtually all of the Company's products.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2) Nine months ended January 31, 2000 compared to the nine months ended January 31, 1999

During the nine months ended January 31, 2000, the Company experienced net revenues of approximately $416,000 as compared to the nine months ended January 31, 1999 net revenues of approximately $123,000. This increase relates to the refocus of management time to generate sales in the commercial agriculture market during Fiscal 2000 and the entering of the United Kingdom market for the Company's products as an animal feed supplement during the third quarter of Fiscal 2000. During the second quarter of fiscal 2000, the Company spent time and resources to develop its relationship with a new United Kingdom distributor and prepare for shipments of product into the animal feed market in the European Union countries. The trials using the Company's products as an animal feed supplement have proven to be successful and the Company anticipates continued sales into this market during the last quarter of fiscal 2000. The Company's products have proven to be a successful replacement for comparable products which have historically been used in this environment and have been banned for use in these countries by the respective Governmental and other Regulatory Agencies.

The Company's cost of sales increased from approximately $28.08% of net revenues for the nine months ended January 31, 1999 to approximately 35.8% of net revenues for the nine months ended January 31, 2000. The principal cost increase contributing to this change was caused by increased usage of direct materials and related costs associated with other minerals and components of the Company's products. These costs are impacted by customer demand, the availability of capital for volume purchasing and the material handling costs of the primary humus/leonardite component from the mine site to the Company's processing facilities.

During the first nine months of fiscal 2000, management continues to make every effort to control operating expenses. Operating expenses increased from approximately $227,000 to approximately $550,000 between first nine months of fiscal 1998 and the first nine months of fiscal 1999, respectively. A principal component of this increase relates to expenditures necessary to develop the animal feed market through its United Kingdom distributor, which efforts are expected to have a positive impact on the Company's operations during the last 1/2 of Fiscal 2000. Additionally, the Company has incurred additional debt related to material processing equipment to allow for prompt and efficient fulfillment of United Kingdom orders during the fourth quarter of Fiscal 2000 and future periods. This increase in debt has caused increases in interest expense and, accordingly, increased charges to operations for depreciation.

For the nine months ended January 31, 2000, the Company experienced a net loss of approximately $(281,000), or $(0.03) per share, as compared to approximately $(309,000), or $(0.04) per share, for the first nine months ended January 31, 1999.

(3)     Liquidity

During the nine months ended January 31, 2000, liquidity continued to he provided principally from loans to the Company made by individuals and entities affiliated with the Company's Chief Financial Officer. During the first nine months of fiscal 2000, the Company used cash in operating activities of approximately $(423,000) as compared to using cash in operating activities during the first nine months of fiscal 1999 of approximately $(118,000).

Management is of the opinion that its current plant and equipment holdings, as of January 31, 2000, are adequate to provide the production and delivery needs for the Company's products in the foreseeable future. Accordingly, the Company has identified no further significant capital requirements for the next 12-18 months. Liquidity requirements for future periods are anticipated to be met from the Company's continuing operations as driven by the Company's development of the animal feed and home, lawn and garden markets.

(4)    Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company held discussions with certain of its software suppliers with respect to the Y2K date change. The Company was not required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements may be necessary in future periods, they will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. The Company has experienced no interruptions or problems related to the Y2K issue as of the date of this filing; however, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will continue to function adequately.

                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Humatech, Inc.

March    23   , 2000                              /s/ David G. Williams
      --------                              ---------------------------
                                                      David G. Williams
                                                      President and Director

March    23   , 2000                             /s/ John D. Rottweiler
      --------                              ---------------------------
                                                     John D. Rottweiler
                                            Chief Financial Officer and Director