Form 10KSB
period 2000-04-30
HUMATECH INC
filed 2000-08-10
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended April 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____________ to ____________.


                         Commission file number 0-28557

                                 Humatech, Inc.
             (Exact name of registrant as specified in its charter)



               Illinois                                      36-3559839
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

         1718 Fry Road, Suite 450
             Houston, Texas                                     77084
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code   (281) 828-2500


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $522,133

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $6,791,738, based on the closing price of $1.69 for the common stock on August 7, 2000.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 2000, there were 8,499,114 shares of common stock, no par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                               Yes    No X
                                  ---   ---

                                 HUMATECH, INC.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1     Description of Business.

Item 2     Description of Property

Item 3     Legal Proceedings

Item 4     Submission of Matters to a Vote of Security Holders.


                                     PART II

Item 5     Market for Common Equity and Related Stockholder Matters.

Item 6     Management's Discussion and Analysis or Plan or Operations.

Item 7     Financial Statements.

Item 8     Changes  In  and  Disagreements  With  Accountants on  Accounting and
              Financial Disclosure.


                                    PART III

Item 9     Directors,  Executive   Officers,   Promoters  and  Control  Persons;
              Compliance with Section 16(a) of the Exchange Act.

Item 10    Executive Compensation

Item 11    Security Ownership of Certain Beneficial Owners and Management.

Item 12    Certain Relationships and Related Transactions.

Item 13    Exhibits and Reports on Form 8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

History of the Company
----------------------

The Company was incorporated in the State of Illinois on February 2, 1988 under the name of Midwest Enterprise Consultants, Inc. as a consulting and marketing service company (Midwest).

On April 6, 1997, the Company entered into an Agreement for the Sale of Assets whereby it acquired all of the assets and certain liabilities of International Humate Fertilizer Co. (a Nevada corporation) (IHFC), whose offices were, at that time, located in Mesa, Arizona.

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

On May 5, 1997, Midwest filed a change of name with the State of Illinois to Humatech, Inc. (Humatech) to reflect its continuance of the business operations of IHFC.

International Humate Fertilizer Co. (IHFC) is a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was capitalized with the transfer of certain assets and assumption of all outstanding liabilities of a Texas sole proprietorship of the same name, effective July 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon- based humate products for use in the commercial agriculture, animal feed and home horticulture markets.

On July 23, 1997, Humatech filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Humatech on January 15, 1998 and the Company was issued its trading symbol "HUMT".

In November 1998, the Company entered into a letter of intent for the purpose of establishing a joint venture to promote and sell the Company's products into the European Union of Countries. On November 12, 1998, the Company and its United Kingdom distributor formed a new entity, Humatech, Ltd., of which the Company owns a 45.0% interest in this entity. The Company conducts business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties.

Industry and Business overview
------------------------------

In 1980, the United States Department of Agriculture released a report that cited the concerns expressed by farmers, environmental groups, and the general public about the adverse effects the petroleum based U. S. Agriculture production system has had on the productive capacity of U.S. soils. They were especially concerned about the intensive use of the monoculture of cash crops and the extensive use of agricultural chemicals, both fertilizers and pesticides. Among the major concerns were:

         1. Increased cost of, and dependence on, external inputs of chemicals and energy.
         2. Continued decline in soil productivity from excessive soil erosion and nutrient runoff losses.
         3. Contamination of surface and groundwater from fertilizers and pesticides.
         4. Hazards to human and animal health and to food quality and safety from agricultural chemicals.
         5.       Demise of the family farm and localized marketing system.

As a result of these concerns and others, a new philosophical view of agriculture, termed "sustainable agriculture" by those who promote its terms, has developed. A sustainable agriculture system centers around the need to develop a more environmentally compatible agricultural system, one that has a long-term dimension, makes more efficient use of energy, does not destroy the ecological balance of the environment, is non-polluting and is favorable for the survival of humans and all other species.

The "scientific agriculturists", backed by special interests, have historically taken a mechanistic view of nature. These views emphasize the development of "crop" technologies (e.g. hybrids and genetically engineered plants) and
"chemical"          technologies          (e.g.          highly          soluble
Nitrogen-Phosphorus-Potassium-Sulfur (N-P-K-S) fertilizers and pesticides) as a means of producing high yields, at the expense of nutritional quality, and protecting the crops from pests by artificial pesticides. These industrially centered technologies have caused a reduction in soil fertility, and plant vitality, which causes reductions in crop yields and the costs of production to rise. This generates a tremendous economic loss in the agricultural market. It also creates plant nutrient shortages and stresses that reduce natural plant pest and disease resistance, which results in the production of a food supply that is lacking both in nutrients essential for good shelf life and taste, as well as in providing for excellent animal and human health.

These scientific agriculturists have also helped destroy fertile soils by emphasizing the application of industrially produced poisons and the massive off-farm marketing of feeds and foods at great distances from their point of production. This continued removal and export of products from the farm to the city and overseas has resulted in a mining of the soil, removing humus and mineral elements. All plant, animal and human waste (a source of organic matter) should theoretically be returned to the soil where it can aid future plant growth. By politically NOT encouraging the establishment of distribution systems that could have been designed to return plant, animal, and human waste to the farms, these public policies have indirectly destroyed the previously existing soil humus on farms. Unless financially viable alternatives are developed to reverse these policies, the ability of farmers to produce food may be limited.

In the  early  1900's a  concept  of  "Alternative  Agriculture"  evolved  which emphasizes  a holistic  approach  to  agriculture  production  as opposed to the reductionism approach of the scientific agriculturists. The "alternative agriculturists" have of necessity moved away from the industrial agriculturists by selectively employing production practices that are more environmentally compatible. These more holistic approaches emphasize the need to give greater consideration to the natural biological processes of plant growth. Proponents of the biological approach to agriculture production systems provided sound arguments that the use of concentrated synthetic soluble fertilizers and pesticides have an adverse effect on the biological health of the soil, plants, animals, and humans.

The evolving concepts of biodynamic, organic, biological, and ecological agriculture production systems have paved the way to the development of sustainable agriculture. These philosophies, many developed by the growers themselves, have given new theories to the scientific community as a basis for new innovative research projects. Results from these researchers have provided insights for a better understanding of humus-orientated soil fertility, a practice recently termed "Humus Farming".

It is believed that the humic component of soils greatly influences the soil's productive capacity. For example the humic components aid soil in holding water, improve soil structure, improve nutrient uptake by plants, aid in improving air and water infiltration, and a host of other desirable features. These features reduce certain farm expenses and increase production and farm profits.

A major component of the sustainable agriculture movement is the belief that plant growth is influenced by nutrient flow into and out of the soil organic matter fraction. The older concept that plant nutrients come from a soil nutrient solution is believed to be a minor mechanism by which plants obtain their nutrients. Plants grow and reproduce more efficiently when their mineral nutrients are available in a colloidal and/or chelated form (minerals associated with organic compounds) just as do animals and humans.

The Company's high technology organic solutions are expected to play a major role in the implementation of many of the "Sustainable Agriculture" production philosophies. Some economically viable roles the Company's high technology organic solutions play are:

         (1) Our organic based growth solutions help supply the soil with humus in the form of very large complex humic compounds. These compounds have the capability of holding nutrients for future plant use. Some of these large molecules have been termed humic and fulvic acids. The smaller humic molecules efficiently help plants obtain needed trace minerals.

         (2) The Company's high technology organic solutions supply the soil with various trace minerals that have been mined from most cultivated soils. A lack of available trace minerals within the soil and plant has resulted in an inability of the plant to maintain its defenses against insects and disease causing agents. Also, the consumer of harvested plant products suffers when he consumes these mineral and vitamin deficient foodstuffs. The formation of the vitamin and mineral industry has come about because of these deficiencies in our food supply.

         (3) The application of our high technology organic solutions/products can help correct the many weaknesses of the production practices recommended by the scientific agriculturists. Applying our high technology organic solutions can reduce the supposed requirements for high application rates of highly soluble N-P-K-S fertilizers. Applying a more balanced fertilizer can reduce production costs, help reduce water contamination, and can indirectly aid in reducing soil erosion. By maintaining the plant's natural defense mechanisms, the need for pesticides is reduced; thus, maintaining the plant's natural defense mechanisms reduces the problems of pesticide contamination of soils, water, and plant products. Also food grown on fertile soils transports better and has a longer shelf life.

Scientific trials conducted previously, and current trials to be concluded with results to be published, will show healthy soils that help grow nutritious feeds and foods result in the growth of healthier animals and people. Slowly and surely, agriculture and health will be joined at the farm, consumer, and public policy levels. We all need to become a part of the newly emerging sustainable agriculture production system. Supporting and encouraging the marketing of environmentally safe high technology organic solution products is one step in this humanitarian effort to overcome the damaging agricultural and environmental occurrences we face each day.

The Company recognizes this and has been established on the need to use quality high technology organic solution products, to improve crop yields through reduced plant stress, increased soil fertility, and a more viable substrate of soil bacteria.

Product Introduction and Background Information
-----------------------------------------------

The Company is the manufacturer and distributor of its high technology organic based products for plants and animals. The Company sells its products under various product trade names developed for each of the identified market venues:
(A) growers of agricultural crops, (B) golf courses and commercial  landscapers,
(C) mass merchandisers and independent nurseries in the lawn and garden market, and (D) animal feed supplements to the animal feeding industry. The Company has determined that its markets are both domestic and foreign.

The Company has been selling its products since 1978 through various efforts and different entities. Though small in size, the Company believes that its years of research and development, field trials and customer sales have earned it a good reputation for it's products and served to refine its production processes. The Company has developed a unique process to produce organic based nutrients for plant and animal growth and health at an extremely low cost.

The Company and two major Universities have undertaken efforts to acquire and develop data on the most appropriate uses for humates and have undertaken several extensive controlled research and development projects resulting in the conduct and completion of field trials and tests using humate-based trace element products throughout the world, which provided excellent biochemical science data. The Company's current products have been tested in the Far East, Europe, the United States and Mexico. The Company has developed the industry's most diverse product line of humate-based products including dry, liquid and foliar spray formulations.

A brief discussion of several important terms will clarify the significance of humic substances, what the Company does and proposes the do in the future, and what products and services will be marketed.

         ORGANIC MATTER: Organic matter is a grouping of carbon containing compounds which have originated from living beings and deposited on or within the earth's structural components. Soil organic matter includes the remains of all plant and animal bodies which have fallen on the earth's surface or purposely applied by man in the form of organically synthesized pesticides. When organic matter is burned, there remains a residual ash. The residual ash is composed of the minerals, trace elements required by plants and animals during their normal growth processes. Thus organic matter contains mineral elements required by plants and animals.

         HUMUS: Humus is a brown to black variable complex of carbon containing compounds not recognized under a light microscope as possessing cellular organization in the form of plant and animal bodies. Humus is separated from the non-humic substances such as carbohydrates (a major fraction of soil carbon), fats, waxes, alkanes, peptides, amino acids, proteins, lipids, and organic acids by the fact that distinct chemical formulae can be written for these non-humic substances. Microorganisms within the soil rapidly degrade most small molecules of non-humic substances. In contrast soil humus is slow to decompose (degrade) under natural soil conditions. When in combination with soil minerals, soil humus can persist in the soil for several hundred years. Humus is the major soil matter component, making up 65% to 75% of the total. Humus assumes an important role as a fertility component of all soils, far in excess of the percentage contribution it makes to the total soil mass.

         HUMIC SUBSTANCES: Humic substances are the components of humus and as such are high molecular weight compounds that together form the brown and black hydrophilic, molecularly flexible, polyelectrolytes called humus. They function to give the soil structure, porosity, water holding capacity, cation and anion exchange, and are involved in the chelation of mineral elements. Humic substances can be subdivided into three major fractions (1) humin, (2) humic acids, and (3) fulvic acids.

         HUMATES: Humates are metal (mineral) salts of humic or fulvic acids. Within any humic substance, there are a large number of complex humate molecules, and the humate composition of any one humic substance is specific for the substance. Thus there exists a large variability in the molecular composition of different humic substances.

The most biochemically active and plant responsive components of fertile soil are humic and fulvic acids. The decisions to replace and maintain adequate levels of humic/fulvic acids in the soil creates a positive economic and ecological impact in the markets the Company is selling its products.

As stated, humic acids are the end result of the decomposition of plant and animal matter, which exist in the final phase of the humification process of soils. Humification is the process wherein crop residues, leaves, stalks, cover crops, manure's, etc., are first broken down by soil micro-organisms. Various enzymes, fungi and bacteria then break down the cellulose. Further activity and breakdown by very specific fungi and bacteria finally result in the mineralization of humic acids from the material that is commonly referred to as "humus". Simply put, humic acids are derived from various organic materials that are commonly turned under by farmers throughout the world to derive well-known benefits.

Humic substances play a vital role in soil fertility and plant and animal nutrition. Plants grown on soils which contain adequate humin, humic acids, and fulvic acids are less subject to stress, are healthier, produce higher yields, and as a result the nutritional quality of harvested foods and feeds are superior. The value of humic substances in soil fertility and plant nutrition relates to the many functions these complex organic compounds perform as a part of the life cycle on earth. The life-death cycle involves a recycling of the carbon containing structural components of plants and animals - through the soil and air - and back into the living plant, and animal.

Humates are commercially obtained from large layers of oxidized leonardite deposits in the earth formed by decomposition of organic material. In their natural state, humic acids are acidic in nature, and completely insoluble. Only through an exact and scientific process, which has been developed over the past 20 years by the Company, can these humic acids be extracted in a manner that will produce a viable, efficacious product that consistently exhibits the attributes expected by all concerned.

Market overview and competition
-------------------------------

According to the research firms, industry reports, trade journals, and our own marketing information, the overall market potential for high tech organic based growth products industry worldwide is projected to exceed $10 billion annually.

The area of largest growth and potential in the high tech organic based growth products market is the animal feed ingredients, and the garden, nursery, and home improvement market segments. Currently, these market segments do not have any major competition and are ready for someone to become a market leader with a wide variety of market driven products.

Environmental matters
---------------------

The Company is and will continue to be subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency (EPA), the Occupational Safety and Health Administration
(OSHA), various state agencies and county and local authorities. Among other things, these regulatory bodies impose requirements to control air, soil, and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. There can be no assurance that the Company will not be subject to claims of employees relating to future exposure to hazardous chemicals and substances, which could have a material adverse effect on the Company. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines and injunctions as well as potential criminal sanctions, which could have a material adverse effect on the Company.

Federal and state authorities do not regulate the manufacture and sale of the Company's specific products. The Company has obtained all required general state permits and licenses to operate its facilities. There can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or that operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

Inflation
---------

Inflation has not historically been a material factor in the Company's operations and is not expected to have a material impact on the Company or it's operations in the future.

Trade names and products
------------------------

The following is a brief description of the Company's current product line developed and distributed into identified market segments:

Agriculture Market:

         Dry Products
         ------------

         AGRIo HUME(TM). (Chipped or Powder). A highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available. It contains over 40 naturally occurring elements.

         Liquid Products
         ---------------

         MAXIMIZE(TM). A multi-functional humic and fulvic acid liquid blend. MAXIMIZE(TM) increases nutrient uptake, accelerates root growth, reduces fruit shed, provides even maturity, and acts as a food source for beneficial micro-organisms. MAXIMIZE(TM) is also effective as an extender for herbicides and fungicides.

         SLINGSHOT(TM). A concentrated liquid fulvic acid extract. Due to its unique carbon based molecular structure, SLINGSHOT(TM) a very effective chelating compound and may be piggybacked with insecticide applications.

         NITRO-PLUS(TM). (18-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE(TM), and is fortified with 18% nitrogen, which enhances the delivery of nitrogen to the plant in the most compatible salt free form available. This product may also be piggybacked with insecticide application.

         MACROo PLUS(TM) (8-16-4). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE(TM), and is fortified with N-P-K and selected trace elements. Designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and act as a natural plant growth regulator. This product may also be piggybacked with insecticide application.

         IRON-PLUS(TM) (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE(TM), and is fortified with 12% nitrogen, plus 4% Iron, 6% sulfur, 1% zinc, 1% calcium, .5% manganese and selected trace elements. A product for foliar applications on citrus and turf where iron uptake is limited by excessive soil-based salts. This product may also be piggybacked with insecticide applications.

         ZINC-PLUS(TM) (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE(TM), and is fortified with 12% nitrogen, plus 4% zinc, 6% sulfur, 1% iron, 1% calcium, .5%
         manganese and selected trace elements. A product designed to help retard plant shutdown and decrease shedding which is best utilized for late season foliar application on cotton and other row crops. This product may also be piggybacked with insecticide applications.

         CALCIUMo PLUS(TM) (13-0-0). This product contains 12.5% calcium in a fulvic acid base. This truly soluble calcium and nitrogen provides fast plant growth and reduced shed of blooms and fruit. Boron can be added to this combination and will eliminate blossom end rot in most flowering plants.

Animal Feed Market:

         BOVI-PRO(TM) An organic, non-toxic feed ingredient that has been field tested to provide the following results: 1) provides an all-natural source of nutritional iron; 2) increases the viability of rumin in stomachs of ruminant animals; 3) reduces feedlot animal waste; 4) increases average daily weight gain; 5) reduces (improves) feed conversion ratio; 6) reduces stress from shipping fever; and 7) increases calcium intake. All the data on the benefits of BOVI-PRO(TM) have been gathered from scientific research from extensive research trials at a major University.

         PROMAX(TM). An organic, non-toxic feed ingredient used for non-ruminant animals that accomplishes the following: 1) reduces feedlot animal waste order; 2) increases average daily weight gain; 3) reduces (improves) feed conversion ratio; 4) reduces stress from shipping fever. All the data on the benefits of PROMAX(TM) have been gathered from scientific research from extensive research trials at a major University.

Home, Lawn And Garden Market:

         PERK-UP(TM). A pre-diluted product ready to use foliar spray for house plants which enhances plant growth and bloom setting, increases plant health, and greens house plants.

         ORGANIC ADVANTAGE SOIL BUILDER(TM). A multi-functional humic and fulvic acid liquid extract that will accelerate the release humic material that improves soil structure, fertility, optimizes plant health, maximizes garden crop yield and acts as a food source for beneficial microorganisms, and enhances the effectiveness of fertilizers. When diluted, ORGANIC ADVANTAGE SOIL BUILDER(TM) is also effective as a transplant solution that eliminates the shock of transplanting potted plants, trees, and shrubs.

         ORGANIC ADVANTAGE LAWN FOOD(TM). ORGANIC ADVANTAGE SOIL BUILDER(TM) fortified with 18% nitrogen helps carry nitrogen delivery to the plant in the most compatible salt free form available, thus maximizing plant response to the uptake of nitrogen without burning lawns. This product may also be piggybacked with insecticide application

         ORGANIC ADVANTAGE PLANT FOOD(TM). The product is fortified with N-P-K (8-16-4) and selected trace elements which is designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and improve garden production. Its unique salt free composition will not burn foliage. This product may be piggybacked with insecticide applications.

         ORGANI-GRO COMPLETE(TM). A fortified chipped or powder based 8-12-4 truly complete humate based plant food and soil conditioner that greatly enhances the plant vigor and color, and improves overall soil health. This product is a highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available and over 40 naturally occurring elements.

Environment/Bio-Remediation market:

         SALT AWAY(TM) and BIOLIMINATE(TM) -- This two product line system is designed to bioremediate soils on site for removal of salt and oil contamination. SALT AWAY(TM) is a multi- component aqueous solution which, when properly applied, reduces excess salt in the soil to a level that allows plant growth to begin again. BIOLIMINATE(TM) markedly accelerates the biodegradation of organic hazardous waste in the soil. BIOLIMINATE(TM) addresses two factors which limit the biodegradation process: 1) The lack of homogeneous exposure of the contaminant to indigenous or applied bacteria, and 2) the viability of the bacteria available to metabolize the contaminant.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's executive and administrative offices are located at 1718 Fry Road, Suite 450; Houston, Texas; 77084. These offices are subject to a long-term operating lease covering a period of three (3) years with monthly rental payments of approximately $1,418. The lease contains an option to renew for an additional three (3) years at the then current market rental rates.

The Company's warehouse, manufacturing and distribution facility is located 27711 Katy Freeway; Katy, Texas, 77494. The Company executed an operating lease for this facility on September 1, 1999. The term of the lease is for one (1) year and requires monthly payments of approximately $850. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings as either plaintiff or defendant, nor is it aware of any threatened legal proceedings, as of the date of filing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 23, 1997, Humatech filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Humatech on January 15, 1998 and the Company was issued its trading symbol "HUMT". The Company's first posted trade was conducted on February 5, 1998. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc., are as follows:

                                                                 High       Low
                                                                -----      -----

     Fourth quarter 1998 (February 5, 1998 - April 30, 1998)    $1.44      $0.63

     First quarter 1999 (May 1, 1998 - July 31, 1998)           $0.63      $0.25
     Second quarter 1999 (August 1, 1998 - October 31, 1998)    $0.38      $0.20
     Third quarter 1999 (November 1, 1998 - January 31, 1999)   $0.45      $0.19
     Fourth quarter 1999 (February 1, 1999 - April 30, 1999)    $0.19      $0.13

     First quarter 2000 (May 1, 1999 - July 31, 1999)           $5.13      $0.30
     Second quarter 2000 (August 1, 1999 - October 31, 1999)    $4.69      $1.44
     Third quarter 2000 (November 1, 1999 - January 31, 2000)   $4.06      $1.63
     Fourth quarter 2000 (February 1, 2000 - April 30, 2000)    $3.13      $1.00

     First quarter 2001 (May 1, 2000 - July 31, 2000)           $3.00      $1.50


Dividend policy
---------------

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Sales of Unregistered Securities

In February 1998, the Company issued 50,000 shares of restricted, unregistered common stock to Linzy Capital, Inc. of Las Vegas, Nevada for the performance of various public relations, capital acquisition and other financial services. This transaction was valued at approximately $71,000, which equaled the closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date and charged to operations at the time of issuance.

In July 2000, the Company issued an aggregate of 44,000 shares of restricted, unregistered common stock to four investors for the performance of services rendered to the Company. The transactions were valued at an aggregate of $44,000. The issuances were exempt from registration under Rule 4(2) of the Securities Act of 1933.

In July 2000, the Company authorized the issuance of warrants to acquire an aggregate of 285,000 shares of common stock of the Company. Of these warrants, 200,000 have an exercise price of $1.25 per share and are exercisable for a period of three years, 75,000 have an exercise price of $3.00 per share and are exercisable for a period of five years, and 10,000 have an exercise price of $3.00 per share and are exercisable for a period of three years.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Results of Operations for the year ended April 30, 2000 as compared to the year ended April 30, 1999

During the year ended April 30, 2000, the Company reported net revenues of $522,133, as compared to $157,524 for the year ended April 30, 1999, an increase of over 230%. Of the $522,133 in net revenues for the year ended April 30, 2000, $207,414 (39.7%) were from domestic sources, while $314,719 (60.3%)were from sales to Humatech, Ltd., a related party joint venture in the United Kingdom. Although there are no formal agreements in place, and the Company has made no capital contribution to Humatech, Ltd., Management of the Company expects to eventually own a minority interest in this entity. As of April 30, 2000, and for the year then ended, the Company conducts business with this foreign entity under equal terms and conditions to those of domestic sales to unrelated third parties.

For the year ended April 30, 2000, the Company had cost of sales equal to $128,545, or 25% of net revenues, as compared to $86,245, or 55% of net revenues, for the year ended April 30, 1999. This decrease in cost of sales as a percentage of net revenues is due primarily to increased operating efficiencies associated with a higher level of sales. Of the $128,545 in cost of sales for the year ended April 30, 2000, $29,770 (23%) was materials cost, while $98,775 (77%) was other direct costs.

Gross profit was equal to $393,588, or 75% of net revenues, for the year ended April 30, 2000, as compared to $71,279, or 45% of net revenues, for the year ended April 30, 1999. As discussed above, this increase in gross profit as a percentage of net revenues is due primarily to increased operating efficiencies associated with a higher level of sales.

During the year ended April 30, 2000, the Company incurred operating expenses of $723,239, resulting in an operating and net loss of $329,651, as compared with operating expenses and operating and net loss of $479,533 and $408,254, respectively, for the year ended April 30, 1999. This represents an increase in operating expenses of over 50%, and a decrease in operating and net loss of 19%.

Of the $723,239 in operating expenses for the year ended April 30, 2000, the Company recorded $256,266 in other operating expenses as compared to$44,490 for the year ended April 30, 1999. This increase was due primarily to increased expenses associated with the higher level of sales from the previous year. Interest expense increased from $28,577 for the year ended April 30, 1999 to $60,742 for the year ended April 30, 2000 as a result of an increase in notes payable to banks and finance companies for equipment financing, and accrued interest due on a long-term note payable to an affiliate. Commissions and other sales and marketing expenses decreased from $73,319 for the year ended April 30, 1999 to $48,291 for the year ended April 30, 2000 as a result of an increased amount of sales directly by the Company and through its United Kingdom joint venture.

As a result of the above, the Company incurred a net loss for the year ended April 30, 2000 of $329,651 as compared to $408,254 for the year ended April 30, 1999.

Liquidity and Capital Resources

For the year ended April 30, 2000, cash used in operating activities was equal to $446,113. Of the adjustments necessary to reconcile net loss to net cash provided by operating activities, the Company reported (i) an increase in depreciation of $43,490, reflecting additional equipment acquired during the year; (ii) an increase in accounts receivable of $364,148 and an increase in inventory of $58,032, both reflecting the increase in sales for the year; (iii) an increase in accrued interest payable of $44,042, reflecting the increased borrowing activity by the Company; and (iv) an increase in amounts due to officers of $224,597, reflecting primarily unpaid salary due to officers.

At April 30, 2000, the Company reported total current assets of $542,930, as compared to $93,940 for the year ended April 30, 1999, an increase of over five times. At April 30, 2000, cash was equal to $26,810, as compared to zero at April 30, 1999, accounts receivable - trade was equal to $368,769, as compared to $4,621 at April 30, 1999, and inventories was equal to $147,351, as compared to $89,319 at April 30, 1999. The increases in all categories was as a result of the Company's increased sales during the year ended April 30, 2000.

At April 30, 2000, the Company had a relatively limited amount of cash, and a relatively large accounts receivable - trade. Assuming that the Company is able to collect its accounts receivable - trade in a timely fashion, management believes that the Company's current assets are sufficient to sustain operations for the foreseeable future. Although management does not anticipate any difficulties in collecting its accounts receivable, in the event that unforseen difficulties in collecting its accounts receivable do arise, or in the event of a decrease in the volume of sales, the Company may not be able to sustain operations. In such an event, the Company will have to either suspend operations or seek additional funds from short and long term borrowing sources or through the sale of common stock.

As a result of the increase in sales for the year ended April 30, 2000, the Company's net property and equipment increased from $107,141 at April 30, 1999 to $265,074 at April 30, 2000. The equipment was obtained in order for the Company to adequately fulfill the increased sales orders.

Total assets at April 30, 2000 were $808,399 as compared to $201,441, an increase of over 300%.

Total current liabilities increased from $890,734 at April 30, 1999 to $1,094,324 at April 30, 2000, an increase of 22%. This increase was due primarily to an increase in amounts due to officers from $629,760 to $854,357 and an increase in accrued interest payable from $22,350 to $66,392, both discussed more fully above. Notes and leases payable to affiliates were decreased from $56,746 at April 30, 1999 to zero at April 30, 2000 as a result of the retirement of certain debt obligations owed to affiliates of the Company.

Total liabilities increased from $1,213,811 at April 30, 1999 to $2,150,420 at April 30, 2000, an increase of over 77%. In addition to the increase in current liabilities discussed above, the Company also reported long term notes payable, net of current maturities equal to $133,769 as compared to zero for the previous year, and notes and commitments payable to affiliates of $922,327 as compared to $323,077 for the previous year, reflecting primarily a $554,450 note payable to two individuals related to the Company's Executive Vice President and Chief Executive Officer.

As a result of the above, total stockholders equity went from a deficit of $1,012,370 at April 30, 1999 to a deficit of $1,342,021 at April 30, 2000, an increase of over 32%.

The Company's independent certified public accountants' report on the April 30, 2000 financial statements contained an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and has significant short-term debt that raise substantial doubt about its ability to continue as a going concern.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               Name               Age              Position
   --------------------------    -----      ------------------------

        David G. Williams          50       President and Director
   John D. "J. D." Rottweiler      54       Chief Financial Officer


David G. Williams, Chief Executive Officer/President/Director: Mr. Williams has served as a Director and President of the Company since the acquisition of the assets of IHFC in April 1997. Mr. Williams was previously the President of IHFC and the sole proprietor of the operations that were incorporated as IHFC.

Mr. Williams's has more than two decades experience in the humate industry and as an entrepreneur involved in the broad and extensive management of financial responsibilities, staffing, manufacturing and production, and developing sales worldwide. He has completed major product development projects through years of research and development, field trials and tests that have produced the Company's current and future product lines. He is currently responsible for the developing and maintaining the vision of the company, overseeing sales and marketing, product development, production, and customer service. Mr. Williams continues to develop business opportunities and strategic alliances with other companies and organizations.

John D. Rottweiler, Executive Vice President/Chief Financial Officer/Secretary/Director: Mr. Rottweiler has served as Executive Vice President and Chief Financial Officer of the Company since April 1997. Mr. Rottweiler has served as the Executive Trustee of The Phoenix Trust, a Phoenix, Arizona based management consulting firm, from 1989 to the present. From 1989 to 1992, Mr. Rottweiler was the Director of Finance and Operations for Santa Cruz Operations, Inc., with responsibility for sales administration and planning, budgeting, and operational analysis, customer service, and telemarketing operations.

Mr. Rottweiler has over 25 years of experience providing extensive management and operational consulting in the planning, organizing, and directing of businesses in several industries. He has served as officer and director of both private and public companies in the finance, insurance, real estate, and manufacturing industries. He was the owner and founder of an investment banking business that provided capital financing, as principal and agent, for private and public ventures. He is a graduate from the University of Utah with a Bachelor of Science in Management, Bachelor of Science in Marketing, and Masters of Business Administration.

The Company also utilizes a Management Advisory Group which consults with the Company's Board of Directors for product development, technical and business operation issues on an "as-needed" basis. The members of this group are as follows:

Dr. Robert E. Pettit, Member Technical Advisory Board: Emeritus Associate Professor, Texas A&M University, Associate Professor of Plant Pathology, Department of Plant Pathology & Microbiology, and International Agriculture Consultant. Dr. Pettit has held the position of Director of Research and Product Development, International Humates, Co. Professional experience includes numerous years of developing and teaching graduate and undergraduate courses in the areas of "Diseases of Field Crops", "Bacterial Plant Diseases", "Diseases of Fruits, Vegetables, and Ornamental" and "Plant Pathogenic Fungi". In the academic area Dr. Petitt was responsible for numerous research and development, and grant projects concerning the "Diseases of Peanut", "Mycotoxins and Microflora Damage in Pecans", and Mycotoxins of Corn and Other Feed Grains". As an educator and consultant, his profession has taken him to over 20 different foreign countries, and allowed him to publish in excess of 100 articles and abstracts in references journals, and several books throughout the world.

Esper K. Chandler, Member Technical Advisory Board: Independent Agricultural Consultant & Farmer. Mr. Chandler has over 30 years experience as owner of Texas Plant and Soil Lab., Inc., an agriculture testing and consulting service, owner and operator of family cattle and row crop farm operations, and held executive position in Pennzoil-United, American Plant Food Corporation, Occidental Petroleum Corporation and National Plant Food Institute.

Jack A. Moreman, Member Technical Advisor Board: Executive Vice President, BIO AG Technology with responsibilities involving the management of oil field and agriculture Bio-Remediation projects for the company. Previous experience include Professor at Clarendon College for 20 years, General Manager of JA Land Co., which included managing 400,000 acres of farm and grazing business, and Assistant Director of Ranch Programs at Texas Christian University.

Russell K. Harris, Member Technical Advisory Board: Independent mining consultant with over 20 years experience in the mining/extraction industry. Over fourteen (14) years of business, management, and engineering, experience at
Shell Mining Company. Specific responsibilities in the areas of process enhancement team management, facilities design and construction, executive office support, market and profitability analysis, and information systems. Coordinated productivity and cost enhancement task force at a large mining complex. Provided staff support for the senior management teams related to strategy development and shareholder relations. Mr. Harris has developed forecasts of specific supply and demand conditions, and operational competitiveness for proposed expansion projects and existing facilities. Also, updated hardware, streamlines systems applications, developed a responsible team, and rolled computing responsibility to department managers, which included all computer needs for operations, preventative maintenance, payroll, warehousing, purchasing, accounting, and engineering. Performed initial mine systems design along with cost reduction projects, short and long term mine planning and mine life capital forecasting. Participated in initial construction of major mine including overseeing the general contractor in the areas of design, construction, cost control, site layout and all earthwork, track, piping and minor building.

Consultants
-----------

Dr. Norbert K. Chirase: Research Scientist for the Beef Cattle Program at the Texas A&M University Research Center in Amarillo, Texas. Jointly appointed as Professor of Animal Science at West Texas A&M University. Graduate Faculty Member, Department of Animal Science Texas A&M University and Division of Agriculture, at West Texas A&M University.

Dr. John D. McGlone, Ph.D.: Dr. McGlone is a Professor and Director, Pork Industry Institute, Department of Animal Science and Food Technology with a joint appointment in the Department of Cell Biology & Anatomy at Texas Tech University and Health Sciences Center. He received his Bachelor of Science and Masters degrees from Washington State University. Dr. McGlone attended and received his Ph.D. from the University of Illinois. He is the author of numerous scientific and technical articles and publications in prestigious journals and contributed to many books.

Dr.  Helen  R.  Stebbens,  Ph.D.  Nutritionist:  Dr.  Stebbens  studied  at  the
University of Aberdeen in the field of Animal Science. After completing curriculum with honors, Dr. Stebbens attended the world-renowned University of Edinburgh and was awarded her PhD. As a consultant for the animal feed industry she has gained over 10 years of experience throughout the United Kingdom. Before founding HRS Animal Nutrition Consultancy in 1998, Dr Stebbens developed her career in the U.K. with industry professionals such as Trident Feeds, Crina UK Limited and Dalgety Agriculture. Her accomplishments have granted acclimates in the private and public sector.

Mike Baker: Management Consultant at Porcine Services in Suffolk, England. Mr. Baker studied at Harper Adams Agricultural College and developed his career in commercial management before moving to the prestigious Stotfold Development Unit, a research facility owned by the Meat & Livestock Commission. As the manager of Stotfold Mr. Baker was responsible for the operation of numerous commercial and in- house research and development projects. He also developed new management strategies for feeding sows, piglets and deprived piglets. Mr. Baker is a regular contributor to the press and a frequent speaker at conferences and seminars. Mr. Baker owns and operates the only privately-owned independent trails unit in the United Kingdom where he has conducted contract trails for clients such as SCA, Tucks Foods, Quality Equipment, Park Tonks, LTD, Vistavet, HumaTech and two European companies.

Matt Sutton-Vermeulen: Mr. Vermeulen is a President of Vector Marketing a consulting firm to major firms in the animal feed industry. He brings over fifteen years of consulting experience in corporate strategic and tactical planning in product development, market evaluation, price analysis, distribution management and competitive market analysis. Graduated from the University of Nebraska with Bachelor of Science in Animal Science.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, David G. Williams, the Company's President and Sole Director, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Williams' Form 3 would have reflected 4,473,334 shares currently held by him.

To the Company's knowledge, John D. Rottweiler, the Company's Chief Financial Officer, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Rottweiler's Form 3 would have reflected 7,000 shares currently held by him.

To  the  Company's   knowledge  all  other  Section  16(a)  filing  requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its President and Chief Executive Officer and any other executive officer of the Company which received remuneration in excess of $100,000 during the referenced periods. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.



                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation                Long-Term
                                         -------------------                ---------
                                                                           Compensation
                                                                           ------------
                                                                              Awards             Payouts
                                                                              ------             -------
                                                        Other       Restricted    Securities                    All
                                         Salary/        Annual         Stock      Underlying      LTIP         Other
Name/Title                     Year       Bonus      Compensation     Awards     Options/SARs    Payouts    Compensation
----------                     ----      -------     ------------     ------     ------------    -------    ------------
David G. Williams,             2000     $175,000          NA            NA            NA            NA        $5,221 (1)
President                      1999     $170,833          NA            NA            NA            NA        $1,568
                               1998     $146,333          NA            NA            NA            NA        $4,938
                               1997      $106,667         NA            NA            NA            NA        $2,178
John D. Rottweiler,            2000     $125,000          NA            NA            NA            NA        $  -0- (2)
Chief Financial Officer        1999     $120,833          NA            NA            NA            NA        $   -0-
                               1998      $96,667          NA            NA            NA            NA        $   -0-
                               1997      $66,667          NA            NA            NA            NA        $   -0-


(1) Represents payments received pursuant to a royalty agreement. Mr Williams also receives certain payments pursuant to contractual agreements for various equipment leases.

(2) Mr. Rottweiler is also a creditor to the Company through an approximate $7,270 note payable to The JDR Trust. The note was paid in full in fiscal year 2000.

Director Compensation

The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company does not pay the expenses of all of its directors in attending board meetings. Further, none of the Management Advisory Board members receive any compensation for their service.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                      Number of Securities        Percent of Total
                          Underlying           Options/SAR's Granted
                     Options/SAR's Granted     to Employees In Fiscal   Exercise of Base Price
Name                         (#)                       Year                    ($/Sh)               Expiration Date
------------------  ------------------------  ----------------------- ------------------------- ------------------------
David G. Williams            -0-                        --                       --                        --
John D. Rottweiler           -0-                        --                       --                        --




               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                        Number of Unexercised      Value of Unexercised In-The-
                                                                        Securities Underlying           Money Option/SARs
                          Shares Acquired On                          Options/SARs At FY-End (#)          At FY-End ($)
          Name               Exercise (#)        Value Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------ ---------------------  -------------------  ----------------------------  ----------------------------
David G. Williams                 -0-                   -0-                     - 0 -                           --
John D. Rottweiler                -0-                   -0-                     - 0 -                           --



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock ownership on July 14, 2000 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5.0% of its outstanding common stock, (2) each director and executive officer, and (3) all executive officers and directors as a group:

       Name and Address                    Shares owned        Percentage owned

David G. Williams                            4,473,334              52.63%
     1718 Fry Road, Suite 450
     Houston TX 77084

John D. Rottweiler (1)                           7,000           Less than 1.0%
     1718 Fry Road, Suite 450
     Houston TX 77084

First Trust                                    578,100               6.80%
     131 South 42nd Place
     Phoenix AZ 85034

All officers and directors as a group,
     including affiliates                    4,480,334              52.72%


(1)  Represents  beneficial  ownership via shares owned by John Duke Rottweiler,
     son of  John  D.  Rottweiler   and  Bonita  Rottweiler,  wife  of   John D.
     Rottweiler.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a long-term  capital  lease  payable to David G.  Williams,  the
Company's President and controlling shareholder for the use of a vehicle. The lease has an effective interest rate of 12.74% and is payable in monthly installments of approximately $800, including accrued interest. The lease term is from August 24, 1997 to July 28, 1999. As of April 30, 1999 and 1998, the lease has an outstanding balance of approximately $29,480 and $29,480, respectively.

The Company has a long-term capital lease payable to David G. Williams, the Company's President and controlling shareholder for the use of manufacturing equipment. The lease has an effective interest rate of 12.5% and is payable in monthly installments of approximately $303, including accrued interest. The lease term is from May 1, 1998 to April 30, 2001. As of April 30, 1999 and 1998, the lease has an outstanding balance of approximately $9,646 and $-0-, respectively.

The Company has a long-term capital lease payable to David G. Williams, the Company's President and controlling shareholder for the use of production equipment. The lease has an effective interest rate of 12.5% and is payable in monthly installments of approximately $346, including accrued interest. The lease term is from August 1, 1998 to July 30, 2001. As of April 30, 1999 and 1998, the lease has an outstanding balance of approximately $10,350 and $-0-, respectively.

The Company has executed a $7,270 note payable to the JDR Trust, a trust controlled by John D. Rottweiler, the Company's Executive Vice President and Chief Financial Officer. The note bears interest at 10.5% and all principal and accrued interest were due at maturity in August 1999. The note was paid in full at maturity and was unsecured. At April 30, 1999 and 1998, the note had an outstanding balance of approximately $7,270 and $7,270, respectively.

The Company has a $217,877 term note payable to a corporation controlled by family members affiliated with John D. Rottweiler, the Company's Executive Vice President and Chief Financial Officer. The note bears interest at 9.0% and all principal and accrued interest due at maturity in July 2002. The note is unsecured. At April 30, 1999 and 1998, the note had an outstanding balance of approximately $173,077 and $138,088, respectively.

On June 30, 1999, the Company executed a term note payable with two individuals, who are family members affiliated with John D. Rottweiler, the Company's Executive Vice President and Chief Financial Officer, in the gross amount of approximately $153,650. The loan bears interest at 9.0%. The principal balance and accrued interest is due on or before July 1, 2004. The note is unsecured.

The Company has an Agreement of Product Development and Funding between the Company and The Everett Stewart and Beulah Stewart Family Trust, a Trust controlled by a shareholder of the Company. The Agreement pertains to the funding necessary for the research and development of a prototype turbine driven, positive displacement pump to apply and distribute the Company's products in an agricultural setting in liquid form. The Agreement requires a minimum funding of $100,000 and the Trust reserves the exclusive right to provide additional funding for this equipment . As of April 30, 1999, the Trust had funded an aggregate of $150,000 under the terms and conditions of this Agreement. Repayment of the funds advanced are required at a rate of 6.0% of gross sales of equipment to be developed and are due and payable in the month following collection of funds related to the sale or utilization of this equipment. The Agreement requires a total agreed repayment of $450,000. As of April 30, 1999 and subsequent thereto, the Company has not completed the development of the equipment prototype and, accordingly, has no gross sales of the underlying equipment.

The Company had a operating lease payable to David G. Williams, the Company's President and controlling shareholder for the use of an airplane. The lease required monthly payments of $2,560 and the Company was required to provide all necessary insurance coverage and maintenance. The lease term was from July 1, 1996 through June 30, 1999. The lease was terminated by mutual consent of all parties on July 31, 1998.

The Company has a license agreement with David G. Williams, the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company to David G. Williams.

The Company entered into an employment agreement with David G. Williams, to serve as the Company's President and Chief Executive Officer. The agreement covers the term from July 1, 1996 through June30, 2001 and automatically renews for successive two (2) year terms unless either the President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $128,000 for the first year of the agreement term; $150,000 for the second year of the agreement term and $175,000 for all successive years of the agreement term.

The Company entered into an employment agreement with John D. Rottweiler to serve as the Company's Executive Vice President and Chief Financial Officer. The agreement covers the term from July 1, 1996 through June30, 2001 and automatically renews for successive two (2) year terms unless either the Executive Vice President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $80,000 for the first year of the agreement term; $100,000 for the second year of the agreement term and $125,000 for all successive years of the agreement term.

As of April 30, 1999 and 1998, total cumulative amounts unpaid under these agreements are as follows:

                                                         2000         1999
                                                        --------     --------

         Officer compensation                           $854,357     $629,760
         Airplane lease payments                               -            -
         Royalty fees                                          -            -
                                                        --------     --------

                                                        $854,357     $629,760
                                                        ========     ========

Future amounts due under the employment agreements are as follows:

                                                       Year ending
                                                        April 30,     Amount
                                                        --------     --------

                                                          2001        300,000
                                                          2002         50,000
                                                                     --------

                                                         Totals      $350,000
                                                                     ========

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   Exhibit No.                  Description
   ----------                   -----------

   Exhibits

     3.1      Articles of Incorporation of Midwest Enterprise Consultants, Inc.
     3.2 Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.
     3.3 Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.
     3.4      Bylaws of Humatech, Inc.
     10.1 Asset purchase agreement by and between International Humate Fertilizer Co. and Midwest Enterprise Consultants, Inc.
     10.2     Employment   agreement   by  and  between   International   Humate
              Fertilizer Co. and David G. Williams
     10.3     Employment   agreement   by  and  between   International   Humate
              Fertilizer Co. and John D. Rottweiler
     10.4 Royalty agreement by and between International Humate Fertilizer Co. and David G. Williams
     10.5     Joint venture agreement for Humatech, Ltd.
     10.6 Marketing agreement by and between Humatech, Inc. and Club Marketing Services
     10.7 Agreement of Product Development and Funding between The Everett Stewart and Beulah Stewart Family Trust (a Trust) and Humatech, Inc.
     10.8     Lease of Premises located in Houston, Texas.
     10.9     Lease of Premises located in Katy, Texas.
     27.1     Financial Data Schedule


   (b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the period of this report.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  HUMATECH, INC.

August 9, 2000                                      /s/ David G. Williams
                                            ------------------------------------
                                                               David G. Williams
                                                          President and Director

August 9, 2000                                      /s/ John D. Rottweiler
                                            ------------------------------------
                                                              John D. Rottweiler
                                            Chief Financial Officer and Director

                                 HUMATECH, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                             April 30, 2000 and 1999









                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                                 HUMATECH, INC.

                                    CONTENTS

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                      F-3

Financial Statements

   Balance Sheets
     as of April 30, 2000 and 1999                                      F-4

   Statements of Operations and Comprehensive Income
     for the years ended April 30, 2000 and 1999                        F-5

   Statement of Changes in Stockholders' Equity
     for the years ended April 30, 2000 and 1999                        F-6

   Statements of Cash Flows
     for the years ended April 30, 2000 and 1999                        F-7

   Notes to Financial Statements                                        F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
Humatech, Inc.

We have audited the accompanying balance sheets of Humatech, Inc. (an Illinois corporation) as of April 30, 2000 and 1999 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humatech, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has significant short-term debt that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             S. W. HATFIELD, CPA
Dallas, Texas
June 2, 2000

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                                 HUMATECH, INC.
                                 BALANCE SHEETS
                             April 30, 2000 and 1999


                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $    26,810    $      --
   Accounts receivable - trade,
     net of allowance for doubtful accounts
     of $-0- and $-0-, respectively                              368,769          4,621
   Inventories                                                   147,351         89,319
                                                             -----------    -----------
     Total current assets                                        542,930         93,940
                                                             -----------    -----------

Property and Equipment - at cost
   Transportation equipment                                      252,758        141,996
   Manufacturing and processing equipment                        168,119         86,453
   Office furniture and fixtures                                  19,012         10,955
                                                             -----------    -----------
                                                                 439,889        239,404
   Accumulated depreciation                                     (174,815)      (132,263)
                                                             -----------    -----------
     Net property and equipment                                  265,074        107,141
                                                             -----------    -----------

Other assets                                                         395            360
                                                             -----------    -----------

Total Assets                                                 $   808,399    $   201,441
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                            $      --      $     1,819
   Notes payable to banks and finance companies                   84,500         84,608
   Notes and leases payable to affiliates                           --           56,746
   Customer deposits                                               8,800         10,500
   Accounts payable - trade                                       80,275         84,951
   Accrued interest payable                                       66,392         22,350
   Due to officers                                               854,357        629,760
                                                             -----------    -----------
     Total current liabilities                                 1,094,324        890,734
                                                             -----------    -----------

Long-term Liabilities
   Long-term notes payable, net of current maturities            133,769           --
   Notes and commitments payable to affiliates                   922,327        323,077
                                                             -----------    -----------
     Total liabilities                                         2,150,420      1,213,811
                                                             -----------    -----------

Commitments and Contingencies

Stockholders' Equity
   Common stock - no par value
     25,000,000 shares authorized
     8,455,114 issued and outstanding                            123,157        123,157
   Accumulated deficit                                        (1,465,178)    (1,135,527)
                                                             -----------    -----------
     Total stockholders' equity                               (1,342,021)    (1,012,370)
                                                             -----------    -----------

Total Liabilities and Stockholders' Equity                   $   808,399    $   201,441
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.



                                 HUMATECH, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       Years ended April 30, 2000 and 1999


                                                            2000           1999
                                                        -----------    -----------
Revenues
   Sales, net of discounts, returns and allowances
     of $-0- and $2,291, respectively
       Domestic                                         $   207,414    $   157,524
       Related Party
         Foreign, principally United Kingdom                314,719           --
                                                        -----------    -----------
     Net revenues                                           522,133        157,524
                                                        -----------    -----------

Cost of Sales
   Materials                                                 29,770         45,008
   Other direct costs                                        98,775         41,237
                                                        -----------    -----------
     Total cost of sales                                    128,545         86,245
                                                        -----------    -----------

Gross Profit                                                393,588         71,279
                                                        -----------    -----------

Operating Expenses
   Research and development expenses                         14,450         15,000
   Commissions and other sales and marketing expenses        48,291         73,319
   Officer compensation                                     300,000        291,667
   Other operating expenses                                 256,266         44,490
   Interest expense                                          60,742         28,577
   Depreciation expense                                      43,490         26,480
                                                        -----------    -----------
     Total operating expenses                               723,239        479,533
                                                        -----------    -----------

Loss from operations                                       (329,651)      (408,254)

Provision for income taxes                                     --             --
                                                        -----------    -----------

Net Loss                                                   (329,651)      (408,254)

Other Comprehensive Income                                     --             --
                                                        -----------    -----------

Comprehensive Income                                    $  (329,651)   $  (408,254)
                                                        ===========    ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                   $     (0.04)   $     (0.05)
                                                        ===========    ===========

Weighted-average number of shares
   of common stock outstanding                            8,455,114      8,455,114
                                                        ===========    ===========


The accompanying notes are an integral part of these financial statements.



                                 HUMATECH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended April 30, 2000 and 1999


                                    Common Stock
                                    ------------         Accumulated

                                Shares        Amount       deficit         Total
                             -----------   -----------   -----------    -----------
Balances at May 1, 1998        8,455,114   $   123,157   $  (727,273)   $  (604,116)

Net loss for the year               --            --        (408,254)      (408,254)
                             -----------   -----------   -----------    -----------

Balances at April 30, 1999     8,455,114       123,157    (1,135,527)    (1,012,370)

Net loss for the year               --            --        (329,651)      (329,651)
                             -----------   -----------   -----------    -----------

Balances at April 30, 2000     8,455,114   $   123,157   $(1,465,178)   $(1,342,021)
                             ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.



                                 HUMATECH, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended April 30, 2000 and 1999

                                                              2000         1999
                                                            ---------    ---------
Cash Flows from Operating Activities
   Net loss for the period                                  $(329,651)   $(408,254)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation                                            43,490       26,480
       Common stock issued for payment of consulting fees        --           --
       (Increase) Decrease in
         Accounts receivable - trade                         (364,148)         611
         Inventory                                            (58,032)      10,340
         Deposits and other                                       (35)
       Increase (Decrease) in
         Accounts payable - trade                              (4,676)       6,131
         Accrued interest payable                              44,042       14,115
         Due to officers                                      224,597      206,791
         Customer deposits                                     (1,700)      10,500
                                                            ---------    ---------
Cash flows provided by (used in) operating activities        (446,113)    (133,286)
                                                            ---------    ---------

Cash Flows from Investing Activities

   Purchase of property and equipment                         (42,488)     (42,212)
                                                            ---------    ---------
Cash flows used in investing activities                       (42,488)     (42,212)
                                                            ---------    ---------
Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                       (1,819)       1,819
   Proceeds from loans payable to affiliates                  599,250      184,989
   Principal payments on loans payable                        (82,020)     (16,148)
                                                            ---------    ---------
Cash flows provided by (used in) financing activities         515,411      170,660
                                                            ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents               26,810       (4,838)

Cash and cash equivalents at beginning of year                   --          4,838
                                                            ---------    ---------

Cash and cash equivalents at end of year                    $  26,810    $    --
                                                            =========    =========


Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                           $  16,700    $  14,462
                                                            =========    =========
     Income taxes paid for the period                       $    --      $    --
                                                            =========    =========

Supplemental Disclosure of
   Non-Cash Investing and Financing Activities
     Acquisition of property and equipment
       with debt from banks and related parties             $ 158,935    $  19,936
                                                            =========    =========


The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - Organization and Description of Business

Humatech, Inc. (Company) was incorporated on February 2, 1988 under the laws of the State of Illinois. Due to the April 16, 1997 acquisition of a significant business operation, the Company changed its operating year-end to April 30 and changed its corporate name to Humatech, Inc.

On April 16, 1997, the Company acquired the assets and certain liabilities of International Humate Fertilizer Co. (IHFC), a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was initially capitalized with the transfer of certain assets and assumption of all outstanding liabilities of a Texas sole proprietorship of the same name, effective July 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon-based humate products for use in the commercial agriculture, animal feed and home horticulture markets.

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

NOTE B - Going Concern Uncertainty

The Company has incurred cumulative net operating losses of approximately $(1,465,000) and has used cumulative cash in operating activities of approximately $(544,000) during the period from May 1, 1997 through April 30, 2000. Further, in prior periods, the Company was irregular in making scheduled payments on notes payable to banks and other financing entities. Accordingly, the lender(s) could have, at their sole discretion, declare the then outstanding indebtedness to be immediately due and payable. The lender could have then foreclose on a significant portion of the Company's assets, which could have a material adverse effect on the Company's financial condition and operations.

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

                                 HUMATECH, INC.

2.   Accounts receivable and revenue recognition
     -------------------------------------------

     In the normal course of business, the Company periodically extends unsecured credit to unrelated customers, principally located in Texas and Arizona, and to a related party account domiciled in the United Kingdom. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non- performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

6.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

                                 HUMATECH, INC.

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2000 and 1999, the Company has no warrants and/or options issued and outstanding.

NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - Fixed Assets

During Fiscal 2000, all equipment being financed under related party leases were refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                    2000        1999
                                                   --------    --------
       Vehicles
        Related party                              $ 29,480    $ 29,480
       Manufacturing and processing equipment
        Unrelated                                    19,691      19,691
        Related party                                  --        14,196
                                                   --------    --------
                                                     49,171      63,367
       Accumulated depreciation                     (31,994)    (23,838)
                                                   --------    --------

                                                   $ 17,177    $ 39,529
                                                   ========    ========



                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - Inventory

Inventory consists of the following at April 30, 2000 and 1999, respectively:

                                                                   2000        1999
                                                                 ---------   ---------
         Raw materials                                           $ 126,762   $  88,195
         Work-in-process                                            14,673        --
         Finished goods                                              5,916       1,124
                                                                 ---------   ---------

         Totals                                                  $ 147,351   $  89,319
                                                                 =========   =========


NOTE G - Notes payable to banks and finance companies

                                                                   2000        1999
                                                                 ---------   ---------

$64,820 installment note payable to a bank.  Interest
   at the Wall Street Journal Prime  Rate  plus  2.5%
   (10.75%  at April  30,  1999).  Payable in monthly
   installments of  approximately  $2,123,  including
   accrued interest.  Final payment due in July 2001.
   Collateralized by all inventory, accounts receivable,
   equipment and intangibles and the personal guaranty
   of the Company's President and controlling
   shareholder.                                                  $  30,760   $  53,860

$26,849 installment note payable to an automotive finance
   company.  Interest at 12.99%.  Payable in monthly
   installments of approximately $611, including accrued
   interest.  Final payment due in October 2002.
   Collateralized by transportation equipment.                      17,766      21,536

$9,577 installment note payable to an equipment leasing
   company.  Interest at 8.86%.  Payable in monthly installments of approximately $437, including accrued interest.  Final
   payment due in March 2001.  Collateralized by
   manufacturing equipment.                                          4,808       9,212

$8,000 installment note payable to an equipment leasing
   company.  Interest at 10.86%.  Payable in monthly
   installments of approximately $373, including accrued
   interest.  Final payment due in October 2001.
   Collateralized by manufacturing equipment/                        6,711          --

$37,768 installment note payable to a bank.  Interest
   at 9.75%.  Payable in monthly installments of
   approximately $625, including accrued interest.
   Final payment due in September 2006.  Collateralized
   by transportation equipment.                                     35,649          --

                                                                                                                                F-11




                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - Notes payable to banks and finance companies - Continued
                                                                             2000         1999
                                                                           ---------    ---------
$29,480 installment note payable to a bank.  Interest at 12.74%.
   Payable in monthly installments of approximately $800,
   including accrued interest.  Final payment due in May 2002.
   Collateralized by transportation equipment                                 15,989         --

$32,521 installment note payable to a bank.  Interest at 9.25%
   Payable in monthly installments of approximately $682,
   including accrued interest.  Final payment due in November
   2004.  Collateralized by transportation equipment                          30,867         --

$66450 installment note payable to a bank.  Interest at 10.50%
   Payable in monthly installments of approximately $1,707,
   including accrued interest.  Final payment due in January 2004
   Collateralized by transportation equipment and manufacturing
   equipment                                                                  64,798         --

$14,195 installment note payable to a bank.  Interest at 12.50%
   Payable in monthly installments of approximately $669, including accrued interest.  Final payment due in September 2001
   Collateralized by manufacturing equipment                                  10,921         --
                                                                           ---------    ---------

Total notes payable to banks and finance companies                           218,269       84,608

     Less current maturities                                                 (84,500)     (84,608)
                                                                           ---------    ---------

     Long-term portion                                                     $ 133,769    $    --
                                                                           =========    =========

Future maturities of long-term debt are as follows:

                                                                          Year ending
                                                                            April 30      Amount
                                                                           ---------    ---------
                                                                              2001      $  84,500
                                                                              2002         52,092
                                                                              2003         33,259
                                                                              2004         27,701
                                                                              2005         10,824
                                                                              2006          6,829
                                                                              2007          3,064
                                                                                        ---------

                                                                             Totals     $ 218,269
                                                                                        =========


The Company is periodically irregular in making scheduled payments on notes payable to banks and other financing entities. Accordingly, the lender(s) may, at their sole discretion, declare the then outstanding indebtedness to be immediately due and payable and begin foreclosure on the respective underlying assets, which could possibly have a material adverse effect on the Company's financial condition and operations. Due to these conditions, all installment notes were classified as current in the Fiscal 1999 financial statements. During Fiscal 2000, the Company was been more diligent in making scheduled payments as required.



                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE H - Notes and leases payable to affiliates
                                                                        2000         1999
                                                                      ---------    ---------
Capital lease payable to the Company's President and
   controlling shareholder for the use of a vehicle.
   Interest at 12.74%. Payable in monthly installments
   of approximately  $800,  including accrued interest.
   Lease term from August 24, 1997 to July 28, 1999.
   Lease canceled and equipment refinanced in the
   Company's name during Fiscal 2000.                                 $    --      $  29,480

Capital lease payable to the Company's President and
   controlling shareholder for the use of equipment.
   Interest at 12.5%.  Payable in monthly installments
   of approximately $303,  including accrued interest.
   Lease term from May 1, 1998 to April 30, 2001.
   Lease canceled and equipment refinanced in the
   Company's name during Fiscal 2000                                       --          9,646

Capital lease payable to the Company's President and
   controlling shareholder for the use of equipment.
   Interest at 12.5%.  Payable in monthly installments
   of approximately  $346,  including accrued interest.
   Lease term from August 1, 1998 to July 30, 2001.
   Lease canceled and equipment refinanced in the
   Company's name during Fiscal 2000.                                      --         10,350

$7,270 note payable to a trust controlled by the Company's
   Executive Vice President and Chief Financial Officer.
   Interest at 10.5%.  Principal and accrued interest due
   at maturity in August 1999.  Unsecured                                  --          7,270
                                                                      ---------    ---------

Total notes and leases payable to affiliates                          $    --      $  56,746
                                                                      =========    =========


NOTE I - Long-term Notes and Commitments Payable to Affiliates

                                                                        2000         1999
                                                                      ---------    ---------
$554,450 term note payable to two individuals related
   to the Company's Executive Vice President and
   Chief Financial Officer.  Interest at 9.0%.  Principal
   and accrued interest due at maturity in July 2002.                 $ 554,450    $    --

$217,877 term note payable to a corporation affiliated
   with the  Company's Executive  Vice  President and
   Chief Financial Officer.  Interest at 9.0%. Principal
   and accrued interest due at maturity in July 2004.
   Unsecured.                                                           217,877      173,077



                                 HUMATECH, INC.

                                                              2000       1999
                                                              -------    -------
Agreement  of  Product  Development  and  Funding  between
   the  Company  and  a  shareholder.  Repayment at a rate
   of 6.0% of gross sales of  equipment to be developed
   with the funding received under this  agreement. Total
   agreed repayment will be $450,000.  As of April 30, 2000
   and subsequent thereto, the Company has not completed
   the  development  of the equipment  prototype  and,
   accordingly, has no gross sales of the underlying
   product.                                                   150,000    150,000
                                                              -------    -------

Total long-term notes and commitments payable to affiliates  $922,327   $323,077
                                                              =======    =======


NOTE J - Due to Officers

The Company had a operating lease payable to the Company's President and controlling shareholder for the use of an airplane. The lease requires monthly payments of $2,560 and the Company was required to provide all necessary insurance coverage and maintenance. The lease term was from July 1, 1996 through June 30, 1999. The lease was terminated by mutual consent of all parties on July 31, 1998.

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the years ended April 30, 2000 and 1999, respectively, the Company paid or accrued approximately $5,221 and $1,568 for royalties under this agreement.

The Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer. The agreement covers the term from July 1, 1996 through June 30, 2001 and automatically renews for successive two (2) year terms unless either the President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $128,000 for the first year of the agreement term; $150,000 for the second year of the agreement term and $175,000 for all successive years of the agreement term.

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

As of April 30, 2000 and 1999, total cumulative amounts unpaid under these agreements are as follows:

                                               2000       1999
                                              --------   --------
         Officer compensation                 $854,357   $629,760
         Airplane lease payments                    -           -
         Royalty fees                               -           -
                                              --------   --------
                                              $854,357   $629,760
                                              ========   ========


                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - Due to Officers

Future amounts due under the employment agreements are as follows:

                                               Year ending
                                                April 30,       Amount
                                               -----------   -----------
                                                  2001       $   300,000
                                                  2002            50,000
                                                             -----------
                                                 Totals      $   350,000
                                                             ===========
NOTE L - Income Taxes

The  components  of income tax  (benefit)  expense for the years ended April 30,
2000 and 1999, respectively, are as follows:
                                                   2000          1999
                                               -----------   -----------
                      Federal:
                           Current             $         -   $         -
                           Deferred                      -             -
                                               -----------   -----------
                                                         -             -
                                               -----------   -----------
                      State:
                           Current                       -             -
                           Deferred                      -             -
                                               -----------   -----------
                                                         -             -
                                               -----------   -----------

                           Total               $         -   $         -
                                               ===========   ===========

As of April 30, 2000, the Company has a net operating loss carryforward of approximately $1,130,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended April 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  2000       1999
                                                                ---------  ---------
Statutory rate applied to earnings (loss) before income taxes   $(112,000) $(138,800)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                   -          -
   Other including reserve for deferred tax asset                 112,000    138,800
                                                                ---------  ---------

     Income tax expense                                         $       -  $       -
                                                                =========  =========

The deferred current tax asset on the April 30, 2000 and 1999, respectively, balance sheet consists of the following:
                                                   2000       1999
                                                 ---------  ---------
                  Current deferred tax asset     $ 384,200  $ 263,800
                    Reserve                       (384,200)  (263,800)
                                                 ---------  ---------

                  Net current tax asset          $       -  $       -
                                                 =========  =========

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the year ended April 30, 1999 and 1998, the reserve for the deferred current tax asset increased by approximately $125,000 and 138,800, respectively.

                                 HUMATECH, INC.

NOTE M - Commitments

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

In November 1998, the Company entered into a letter of intent for the purpose of establishing a joint venture to promote and sell the Company's products into the United Kingdom. During the 2nd calendar quarter of 1999, the Company's United Kingdom distributor formed a new entity, Humatech, Ltd. It is anticipated that the Company will eventually own a 45.0% interest in this entity. As of April 30, 2000 and for the year then ended, the Company has made no capital contribution to Humatech, Ltd. and conducts business with this foreign entity under equal terms and conditions to those of domestic sales to unrelated third parties.

On September 1, 1999, the Company executed an operating lease for its manufacturing facility. The term of the lease is for one (1) year and requires monthly payments of approximately $850. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.