Form 10QSB
period 2000-07-31
HUMATECH INC
filed 2000-09-15
CIK 1100976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended July 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28557
                                                 -------
                                 Humatech, Inc.
        (Exact name of small business issuer as specified in its charter)

           Illinois                                            36-3559839
------------------------------                         ------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                   1718 Fry Road, Suite 450, Houston TX 77084
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (281) 828-2500
                                ----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 14, 2000: 8,482,892

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                                 Humatech, Inc.

                 Form 10-QSB for the Quarter ended July 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         13


Part II - Other Information

  Item 1   Legal Proceedings                                                 14

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               15

  Item 5   Other Information                                                 15

  Item 6   Exhibits and Reports on Form 8-K                                  15


Signatures                                                                   15

Item 1 - Part 1 - Financial Statements

                                 Humatech, Inc.
                                 Balance Sheets
                             July 31, 2000 and 1999

                                   (Unaudited)

                                                         July 31,     July 31,
                                                          2000         1999
                                                        ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                             $   1,500    $  18,842
   Accounts receivable - trade,
      net of allowance for doubtful accounts
      of $-0- and $-0-, respectively                      385,282       36,029
   Inventories                                            170,468       89,992
                                                        ---------    ---------

      Total current assets                                557,250      144,863
                                                        ---------    ---------


Property and Equipment - at cost
   Transportation equipment                               252,758      141,996
   Manufacturing and processing equipment                 183,644       86,453
   Office furniture and fixtures                           19,012       10,955
                                                        ---------    ---------
                                                          455,414      239,404
   Accumulated depreciation                              (189,475)    (139,270)
                                                        ---------    ---------

      Net property and equipment                          265,939      100,134
                                                        ---------    ---------


Other assets                                                  395          360
                                                        ---------    ---------


Total Assets                                            $ 823,584    $ 245,357
                                                        =========    =========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                 Humatech, Inc.
                           Balance Sheets - Continued
                             July 31, 2000 and 1999

                                   (Unaudited)

                                                          July 31,       July 31,
                                                            2000           1999
                                                        -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Cash overdraft                                       $    43,306    $      --
   Notes payable to banks and finance companies              84,500         76,414
   Notes and leases payable to affiliates                      --           56,746
   Customer deposits                                          8,800         10,500
   Accounts payable - trade                                 118,649         70,071
   Accrued interest payable                                  83,837         22,350
   Due to officers                                          900,638        713,363
                                                        -----------    -----------

      Total current liabilities                           1,239,730        949,444
                                                        -----------    -----------


Long-term Liabilities
   Long-term notes payable, net of current maturities       114,370           --
   Notes and commitments payable to affiliates              922,327        423,077
                                                        -----------    -----------

      Total liabilities                                   2,276,427      1,372,521
                                                        -----------    -----------


Commitments and Contingencies

Stockholders' Equity
   Common stock - no par value
      25,000,000 shares authorized
      8,482,892 and 8,455,114 shares
    issued and outstanding                                  148,157        123,157
   Accumulated deficit                                   (1,601,000)    (1,250,321)
                                                        -----------    -----------

      Total stockholders' equity                         (1,452,843)    (1,127,164)
                                                        -----------    -----------


Total Liabilities and Stockholders' Equity              $   523,584    $   245,357
                                                        ===========    ===========





The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                                 Humatech, Inc.
                Statements of Operations and Comprehensive Income
                    Three months ended July 31, 2000 and 1999

                                   (Unaudited)

                                                        Three months   Three months
                                                           ended          ended
                                                          July 31,       July 31,
                                                            2000           1999
                                                        -----------    -----------
Revenues
   Sales, net of discounts, returns and allowances
      of $-0- and $2,291, respectively
         Domestic                                       $    87,860    $    74,015
         Related Party
            Foreign, principally United Kingdom                --             --
                                                        -----------    -----------
      Net revenues                                           87,860         74,015

Cost of Sales                                                28,390         26,860
                                                        -----------    -----------

Gross Profit                                                 59,470         47,155
                                                        -----------    -----------

Operating Expenses
   Research and development expenses                          2,500          2,740
   Commissions and other sales and marketing expenses        12,579         16,925
   Officer compensation                                      75,000         75,000
   Other operating expenses                                  70,482         56,493
   Interest expense                                          20,071          3,784
   Depreciation expense                                      14,660          7,007
                                                        -----------    -----------
      Total operating expenses                              195,292        161,949
                                                        -----------    -----------

Loss from operations                                       (135,822)      (114,794)

Provision for income taxes                                     --             --
                                                        -----------    -----------

Net Loss                                                   (135,822)      (114,794)

Other Comprehensive Income                                     --             --
                                                        -----------    -----------

Comprehensive Income                                    $  (135,822)   $  (114,794)
                                                        ===========    ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                   $     (0.02)   $     (0.01)
                                                        ===========    ===========

Weighted-average number of shares
   of common stock outstanding                            8,466,889      8,455,114
                                                        ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 Humatech, Inc.
                            Statements of Cash Flows
                    Three months ended July 31, 2000 and 1999

                                   (Unaudited)

                                                       Three months Three months
                                                          ended        ended
                                                         July 31,     July 31,
                                                          2000         1999
                                                        ---------    ---------
Cash Flows from Operating Activities
   Net loss for the period                              $(135,822)   $(114,794)
   Adjustments to reconcile net loss to
      net cash provided by operating activities
         Depreciation                                      14,660        7,007
         (Increase) Decrease in
            Accounts receivable - trade                   (16,513)     (31,408)
            Inventory                                     (23,117)        (673)
         Increase (Decrease) in
            Accounts payable - trade                       38,374      (14,880)
            Accrued interest payable                       17,445         --
            Due to officers                                46,281       83,603
                                                        ---------    ---------
Cash flows provided by (used in) operating activities     (58,692)     (71,145)
                                                        ---------    ---------

Cash Flows from Investing Activities
   Purchase of property and equipment                     (15,525)        --
                                                        ---------    ---------
Cash flows used in investing activities                   (15,525)        --
                                                        ---------    ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                   43,306       (1,819)
   Proceeds from sale of common stock                      25,000         --
   Proceeds from loans payable to affiliates                 --        100,000
   Principal payments on loans payable                    (19,399)      (8,194)
                                                        ---------    ---------
Cash flows provided by (used in) financing activities      48,907       89,987
                                                        ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents          (25,310)      18,842

Cash and cash equivalents at beginning of year             26,810         --
                                                        ---------    ---------

Cash and cash equivalents at end of period              $   1,500    $  18,842
                                                        =========    =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
      Interest paid for the period                      $   2,626    $   3,784
                                                        =========    =========
      Income taxes paid for the period                  $    --      $    --
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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2001.

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

                                 Humatech, Inc.

NOTE B - Going Concern Uncertainty - Continued

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

                                 Humatech, Inc.

NOTE C - Summary of Significant Accounting Policies - Continued

6. Advertising expenses
   --------------------

      Advertising and marketing expenses are charged to operations as incurred.

7. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At July 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8. Loss per share
   --------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2000 and 1999, the Company's outstanding warrants and/or options are antidilutive due to the Company's net operating losses.


NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE E - Due to Officers

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the periods ended July 31, 2000 and 1999, respectively, the Company paid or accrued approximately $881 and $740 for royalties under this agreement.

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

                                 Humatech, Inc.

NOTE E - Due to Officers - Continued

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

As of July 31, 2000 and 1999, total cumulative amounts unpaid under these agreements are as follows:

                                                               2000      1999
                                                              --------  --------
            Officer compensation                              $900,638  $713,363
            Royalty fees                                             -         -
                                                              --------  --------
                                                              $900,638  $713,363
                                                              ========  ========

Future amounts due under the employment agreements are as follows:

                                                           Year ending
                                                            April 30,    Amount
                                                           -----------  --------
                                                               2001     $300,000
                                                               2002       50,000
                                                                        --------
                                                              Totals    $350,000
                                                                        ========


NOTE F - Income Taxes

The components of income tax (benefit) expense for the periods ended July 31, 2000 and 1999, respectively, are as follows:

                                                       2000            1999
                                                   -----------     -----------
              Federal:
                   Current                         $         -     $         -
                   Deferred                                  -               -
                                                   -----------     -----------
                                                             -               -
                                                   -----------     -----------
              State:
                   Current                                   -               -
                   Deferred                                  -               -
                                                   -----------     -----------
                                                             -               -
                                                   -----------     -----------

                   Total                           $         -     $         -
                                                   ===========     ===========


As of April 30, 2000, the Company has a net operating loss carryforward of approximately $1,130,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.



                                 Humatech, Inc.

                    Notes to Financial Statements - Continued



NOTE F - Income Taxes - Continued

The Company's income tax expense for the years ended July 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                2000       1999
                                                               --------   --------
Statutory rate applied to earnings (loss) before income taxes  $(46,179)  $(39,030)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                 -          -
   Other including reserve for deferred tax asset                46,179     39,030
                                                               --------   --------
     Income tax expense                                        $      -   $      -
                                                               ========   ========


The deferred current tax asset on July 31, 2000 and 1999, respectively, balance sheet consists of the following:

                                                                2000       1999
                                                               --------   --------
                  Current deferred tax asset                   $384,200   $263,800
                    Reserve                                    (384,200)  (263,800)
                                                               --------   --------

                  Net current tax asset                        $      -   $      -
                                                               ========   ========


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


NOTE G - Common Stock Transactions

On June 19, 2000, the Company entered into a Stock Purchase Agreement for the purchase of 77,778 shares of restricted, unregistered common stock at a price of $0.90 per share. As of July 31, 2000, the Company had received approximately $25,000 under this Agreement for approximately 27,778 shares. The sales price of the common stock is equal to approximately 50.0% of the closing price of the Company's common stock on the respective date of the July 2000 stock issuance.


NOTE H - Commitments

On May 1, 2000, the Company entered into a Consulting Agreement with an individual to assist in the general development of the Company's business plan. This Agreement requires the issuance of 200,000 options to purchase an equivalent number of shares of the Company's common stock at an exercise price of $1.25 per share. The options fully vested upon the execution of this Agreement. This Agreement has an initial term of 3 years and may be terminated by either party after 90 days with 30 days notice in writing.

                                 Humatech, Inc.

NOTE I - Subsequent Events

On August 8, 2000, the Company issued a total of 44,000 shares of stock and a warrant to purchase up to 10,000 shares of common stock at a price of $3.00 per share. These shares and warrant were issued to various individuals and/or entities for various administrative services, financial consulting services and product design and engineering services. The Company will recognize a gross charge to operations of approximately $37,400, which is equal to 50.0% of the closing price of the Company's common stock on the date of the settlement of these transactions. Any difference between the "fair value" of the shares issued pursuant to the warrants and the actual cash proceeds received will be charged to operations on the date of each respective exercise.

On September 7, 2000, the Company sold 77.500 shares of restricted, unregistered common stock for total proceeds of approximately $50,000 under a Stock Purchase Agreement with an unrelated third party.




              (The remainder of this page left blank intentionally)

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

(2)  Results of Operations

During the first quarter of Fiscal 2001 (period ended July 31, 2000) as compared to the first quarter of Fiscal 2000, the Company experienced net revenues of approximately $87,860 and $74,015, respectively. These revenues were principally derived from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period is subsequent to the Spring planting seasons and Fall harvesting seasons for the commercial agricultural market. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

Costs of sales for the quarters ended July 31, 2000 and 1999 were approximately $28,390 (32.31%) and approximately $26,860 (36.29%). The respective gross profit margins remain relatively constant due to management's control of variable expenses during the lower product demand periods.

The Company incurred general and administrative expenses totaling approximately $195,300 and $162,000, respectively, for the quarters ended July 31, 2000 and 1999. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing.

Overall, the Company incurred a net operating loss of approximately $(135,800) and $(114,800) during the first quarter ended July 31, 2000 and 1999, respectively, for a net loss per share of approximately $(0.02) and $0.01) per share, respectively.

(3)  Liquidity and Capital Resources

Due to the Company's net operating loss position, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

No significant capital requirements have been identified for the near term. Future requirements are dependent upon business activity levels, the availability of internally generated resources and/or the continued availability of credit from related and unrelated parties.

(4)  Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems during 1999. The Company has no direct electronic links with any customer or supplier.

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. However, as the Year 2000 progresses, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will continue to function adequately.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

On June 19, 2000, the Company entered into a Stock Purchase Agreement with White Mountain Capital Group, LLC, a Utah corporation, for the purchase of 77,778 shares of restricted, unregistered common stock at a price of $0.90 per share. As of July 31, 2000, the Company had received approximately $25,000 under this Agreement for approximately 27,778 shares. The sales price of the common stock is equal to approximately 50.0% of the closing price of the Company's common stock on the respective date of the July 2000 stock issuance.

On August 8, 2000, the Company issued an aggregate total of 44,000 shares of stock and a warrant to purchase up to 10,000 shares of common stock at a price of $3.00 per share, as follows:

 Mark Kuehn            3,000 shares          for product design and development.
 Eric Hooper           15,000 shares         for administrative services
 Gerry Hooper          1,000 shares          for administrative services
 deJong & Associates   25,000 shares and     for financial consulting
                       75,000 warrants       services (1)
 Phillip Cate          200,000 warrants      for general business consulting
 Vector Marketing      10,000 warrants       for product consulting services

(1) - The underlying contract for these shares and warrants was canceled by mutual consent in September 2000 canceling the 75,000 warrants.

These shares and warrant were issued to various individuals and/or entities for various administrative services, financial consulting services and product design and engineering services. The Company will recognize a gross charge to operations of approximately $37,400, which is equal to 50.0% of the closing price of the Company's common stock on the date of the settlement of these transactions. Any difference between the "fair value" of the shares issued pursuant to the warrants and the actual cash proceeds received will be charged to operations on the date of each respective exercise.

On September 7, 2000, the Company sold 77.500 shares of restricted, unregistered common stock to Ron Isaacson, an unrelated individual, for total proceeds of approximately $50,000 under a Stock Purchase Agreement.

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

                                                                  Humatech, Inc.

March    23   , 2000                                   /s/ David G. Williams
      --------                              ------------------------------------
                                                               David G. Williams
                                                          President and Director


March    23   , 2000                                   /s/ John D. Rottweiler
      --------                              ------------------------------------
                                                              John D. Rottweiler
                                            Chief Financial Officer and Director