Form 10QSB
period 2000-10-31
HUMATECH INC
filed 2000-12-04
CIK 1100976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended October 31, 2000

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28557
                                                 -------

                                 Humatech, Inc.
        (Exact name of small business issuer as specified in its charter)

           Illinois                                          36-3559839
------------------------------                      ----------------------------
  (State of incorporation)                           (IRS Employer ID Number)

                   1718 Fry Road, Suite 450, Houston TX 77084
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (281) 828-2500
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
        November 28, 2000: 10,100,518

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                                 Humatech, Inc.

               Form 10-QSB for the Quarter ended October 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         14


Part II - Other Information

   Item 1  Legal Proceedings                                                 15

   Item 2  Changes in Securities                                             15

   Item 3  Defaults Upon Senior Securities                                   16

   Item 4  Submission of Matters to a Vote of Security Holders               16

   Item 5  Other Information                                                 16

   Item 6  Exhibits and Reports on Form 8-K                                  16


Signatures                                                                   16

Item 1 - Part 1 - Financial Statements

                                 Humatech, Inc.
                                 Balance Sheets
                            October 31, 2000 and 1999

                                   (Unaudited)

                                             October 31,  October 31,
                                                2000         1999
                                              ---------    ---------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                   $  47,865    $ 189,814
   Accounts receivable - trade,
     net of allowance for doubtful accounts
     of $-0- and $-0-, respectively             273,104       67,768
   Inventories                                  185,215       84,978
                                              ---------    ---------

     Total current assets                       506,184      342,560
                                              ---------    ---------


Property and Equipment - at cost
   Transportation equipment                     252,758      141,996
   Manufacturing and processing equipment       189,009      110,155
   Office furniture and fixtures                 19,012       10,955
                                              ---------    ---------
                                                460,779      263,106
   Accumulated depreciation                    (205,026)    (146,700)
                                              ---------    ---------

     Net property and equipment                 255,753      116,406
                                              ---------    ---------


Other assets                                        695         --
                                              ---------    ---------


Total Assets                                  $ 762,632    $ 458,966
                                              =========    =========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                 Humatech, Inc.
                           Balance Sheets - Continued
                            October 31, 2000 and 1999

                                   (Unaudited)

                                                        October 31,    October 31,
                                                            2000           1999
                                                        -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable to banks and finance companies         $    14,000    $    89,623
   Current maturities of long-term debt                      84,500           --
   Notes and leases payable to affiliates                      --           49,476
   Customer deposits                                          8,800         10,500
   Accounts payable - trade                                 105,878         65,634
   Accrued interest payable                                    --           22,350
   Due to officers                                          925,030        697,873
                                                        -----------    -----------

     Total current liabilities                            1,138,208        935,456
                                                        -----------    -----------


Long-term Liabilities
   Long-term notes payable, net of current maturities        82,123           --
   Notes and commitments payable to affiliates              150,000        788,727
                                                        -----------    -----------

     Total liabilities                                    1,370,331      1,724,183
                                                        -----------    -----------


Commitments and Contingencies

Stockholders' Equity
   Common stock - no par value
     25,000,000 shares authorized
     10,100,518 and 8,455,114 shares
     issued and outstanding                               1,154,633        123,157
   Accumulated deficit                                   (1,762,332)    (1,388,374)
                                                        -----------    -----------

     Total stockholders' equity                            (607,699)    (1,265,217)
                                                        -----------    -----------


Total Liabilities and Stockholders' Equity              $   762,632    $   458,966
                                                        ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                                 Humatech, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended October 31, 2000 and 1999

                                   (Unaudited)

                                         Six months     Six months    Three months   Three months
                                           ended          ended          ended          ended
                                        October 31,    October 31,    October 31,    October 31,
                                            2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
Revenues
   Sales - net
     Domestic                           $   150,468    $   140,256    $    62,608    $    66,241
     Related Party
       Foreign, principally
         United Kingdom                      41,120           --           41,120           --
                                        -----------    -----------    -----------    -----------
     Net revenues                           191,588        140,256        103,728         66,241

Cost of Sales                                48,528         70,146         20,138         43,286
                                        -----------    -----------    -----------    -----------

Gross Profit                                143,060         70,110         83,590         22,955
                                        -----------    -----------    -----------    -----------

Operating Expenses
   Research and development expenses          8,050          2,740          5,550           --
   Commissions and other sales
     and marketing expenses                  38,378         28,317         25,799         11,392
   Officer compensation                     142,707        150,000         67,707         75,000
   Other operating expenses                 183,535        119,476        113,053         62,983
   Interest expense                          37,333          7,986         17,262          4,202
   Depreciation expense                      30,211         14,438         15,551          7,431
                                        -----------    -----------    -----------    -----------
     Total operating expenses               440,214        322,957        244,922        161,008
                                        -----------    -----------    -----------    -----------

Loss from operations                       (297,154)      (252,847)      (161,332)      (138,053)

Provision for income taxes                     --             --             --             --
                                        -----------    -----------    -----------    -----------

Net Loss                                   (297,154)      (252,847)      (161,332)      (138,053)

Other Comprehensive Income                     --             --             --             --
                                        -----------    -----------    -----------    -----------

Comprehensive Income                    $  (297,154)   $  (252,847)   $  (161,332)   $  (138,053)
                                        ===========    ===========    ===========    ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted   $     (0.03)   $     (0.03)   $     (0.02)   $     (0.02)
                                        ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding            8,792,881      8,455,114      9,115,853      8,455,114
                                        ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                 Humatech, Inc.
                            Statements of Cash Flows
                   Six months ended October 31, 2000 and 1999

                                   (Unaudited)

                                                                Six months   Six months
                                                                  ended        ended
                                                               October 31,  October 31,
                                                                  2000         1999
                                                               -----------  -----------
Cash Flows from Operating Activities
   Net loss for the period                                      $(297,154)   $(252,847)
   Adjustments to reconcile net loss to
      net cash provided by operating activities
         Depreciation                                              30,211       14,438
         Accrued interest converted to common stock                29,145         --
         Fees and services paid with common stock                  44,000         --
         (Increase) Decrease in
            Accounts receivable - trade                            95,665      (63,147)
            Inventory                                             (37,864)       4,341
            Other assets                                             (300)         360
         Increase (Decrease) in
            Accounts payable and other accrued liabilities         25,215      (19,317)
            Due to officers                                        70,673       68,113
                                                                ---------    ---------
Cash flows (used in) operating activities                         (40,409)    (248,059)
                                                                ---------    ---------

Cash Flows from Investing Activities
   Purchase of property and equipment                             (20,890)     (23,703)
                                                                ---------    ---------
Cash flows used in investing activities                           (20,890)     (23,703)
                                                                ---------    ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                             --         (1,819)
   Proceeds from sale of common stock                             120,000         --
   Proceeds from loans payable to affiliates                         --        465,650
   Proceeds from notes payable to banks and finance companies        --         21,823
   Principal payments on loans payable                            (37,646)     (24,078)
                                                                ---------    ---------
Cash flows provided by financing activities                        82,354      461,576
                                                                ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents                   21,055      189,814

Cash and cash equivalents at beginning of year                     26,810         --
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  47,865    $ 189,814
                                                                =========    =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
      Interest paid for the period                              $   8,576    $   3,784
                                                                =========    =========
      Income taxes paid for the period                          $    --      $    --
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

On April 16, 1997, the Company acquired the assets and certain liabilities of International Humate Fertilizer Co. (IHFC), a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was initially capitalized with the transfer of certain assets and assumption of all outstanding liabilities of a Texas sole proprietorship of the same name, effective October 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon-based humate products for use in the commercial agriculture, animal feed and home horticulture markets.

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

7. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At October 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8. Loss per share
   --------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 2000 and 1999, the Company's outstanding warrants and/or options are antidilutive due to the Company's net operating losses.

NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - Due to Officers

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the periods ended October 31, 2000 and 1999, respectively, the Company paid or accrued approximately $1,919 and $1,403 for royalties under this agreement.

The Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer. The agreement covers the term from October 1, 1996 through June 30, 2001 and automatically renews for successive two (2) year terms unless either the President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $128,000 for the first year of the agreement term; $150,000 for the second year of the agreement term and $175,000 for all successive years of the agreement term.

                                 Humatech, Inc.

NOTE E - Due to Officers - Continued

The Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Chief Financial Officer. The agreement covers the term from October 1, 1996 through June30, 2001 and automatically renews for successive two (2) year terms unless either the Executive Vice President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $80,000 for the first year of the agreement term; $100,000 for the second year of the agreement term and $125,000 for all successive years of the agreement term.

As of October 31, 2000 and 1999, total cumulative amounts unpaid under these agreements are as follows:

                                                        2000        1999
                                                      ---------   ---------
            Officer compensation                      $ 925,030   $ 697,873
            Royalty fees                                   --          --
                                                      ---------   ---------
                                                      $ 925,030   $ 697,873
                                                      =========   =========

Future amounts due under the employment agreements are as follows:

                                                     Year ending
                                                      April 30,     Amount
                                                      ---------   ---------
                                                         2001     $ 300,000
                                                         2002        50,000
                                                                  ---------
                                                        Totals    $ 350,000
                                                                  =========

NOTE F - Income Taxes

The components of income tax (benefit) expense for the periods ended October 31, 2000 and 1999, respectively, are as follows:

                                                        2000        1999
                                                      ---------   ---------
                      Federal:
                           Current                    $    --     $    --
                           Deferred                        --          --
                                                      ---------   ---------
                                                           --          --
                                                      ---------   ---------
                      State:
                           Current                         --          --
                           Deferred                        --          --
                                                      ---------   ---------
                                                           --          --
                                                      ---------   ---------

                           Total                      $    --     $    --
                                                      =========   =========

As of April 30, 2000, the Company has a net operating loss carryforward of approximately $1,130,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.


                                 Humatech, Inc.

                    Notes to Financial Statements - Continued


NOTE F - Income Taxes - Continued

The Company's income tax expense for the years ended October 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 2000        1999
                                                               ---------   ---------
Statutory rate applied to earnings (loss) before income taxes  $(101,032)  $ (85,968)
Increase (decrease) in income taxes resulting from:
   State income taxes                                               --          --
   Other including reserve for deferred tax asset                101,032      85,968
                                                               ---------   ---------

     Income tax expense                                        $    --     $    --
                                                               =========   =========


The deferred current tax asset on October 31, 2000 and 1999, respectively, balance sheet consists of the following:

                                                                 2000        1999
                                                               ---------   ---------
                  Current deferred tax asset                   $ 439,000   $ 296,500
                    Reserve                                     (439,000)   (296,500)
                                                               ---------   ---------

                  Net current tax asset                        $    --     $    --
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

NOTE G - Common Stock Transactions

On June 19, 2000, the Company entered into a Stock Purchase Agreement for the purchase of 77,778 shares of restricted, unregistered common stock at a price of $0.90 per share. As of October 31, 2000, the Company had received approximately $70,000 under this Agreement. The sales price of the common stock is equal to approximately 50.0% of the closing price of the Company's common stock on the respective date of the Agreement.

On August 8, 2000, the Company issued 16,000 shares of restricted, unregistered common stock to an existing shareholder in exchange for various advertising internet web site design services. This transaction was valued at approximately $16,000, which approximates the "fair value" of the services provided. The per share price used in this transaction was approximately $1.00 or approximately 59.17% of the quoted closing price of the Company's common stock on the transaction date.

On August 8, 2000, the Company issued 3,000 shares of restricted, unregistered common stock to an unrelated individual in payment of various research and development design costs. This transaction was valued at approximately $3,000, which approximates the "fair value" of the services provided. The per share price used in this transaction was approximately $1.00 or approximately 59.17% of the quoted closing price of the Company's common stock on the transaction date.

                                 Humatech, Inc.

NOTE G - Common Stock Transactions - continued

On August 8, 2000, the Company issued 25,000 shares of restricted, unregistered common stock to an unrelated entity for various public relations and financial consulting services. This transaction was valued at approximately $25,000, which approximates the "fair value" of the services provided. The per share price used in this transaction was approximately $1.00 or approximately 59.17% of the quoted closing price of the Company's common stock on the transaction date.

On September 7, 2000, the Company sold 77,500 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of approximately
$50,000, which approximates the "fair value" of the shares issued in this transaction. The per share price used in this transaction was approximately $0.65 or approximately 60.86% of the quoted closing price of the Company's common stock on the transaction date.

On September 30, 2000, the Company and two (2) entities related to the Company's Vice President and Chief Financial Officer exchanged an aggregate 1,446,126 shares of restricted, unregistered common stock in payment of two notes payable aggregating approximately $772,327 and accrued interest of approximately $95,149. The per share price used in this debt conversion was approximately
$0.60 or approximately 95.24% of the quoted closing price of the Company's common stock on the transaction date.

NOTE H - Stock Options

On May 1, 2000, the Company entered into a Consulting Agreement with an individual to assist in the general development of the Company's business plan. This Agreement requires the issuance of 200,000 options to purchase an equivalent number of shares of the Company's common stock at an exercise price of $1.25 per share. This Agreement has an initial term of 3 years and may be terminated by either party after 90 days with 30 days notice in writing. These options were fully vested upon issuance and may be exercised at any time prior to April 30, 2003. The underlying shares are subject to being included in the first Registration Statement undertaken by the Company subsequent to the issuance of the options.

On July 20, 2000, the Company entered into a Consulting Agreement with an unrelated entity for a three (3) year term for various product development and marketing services for the animal feed industry. The Company issued options to purchase up to 10,000 shares of the Company's common stock at a price of $3.00 per share. These options were fully vested upon issuance and may be exercised at any time prior to July 20, 2003. The underlying shares are subject to being included in the first Registration Statement undertaken by the Company subsequent to the issuance of the options.

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 2000-2001: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is approximately 3 years as of October 31, 2000. A reconciliation of the Company's stock option activity, and related information for the six months ended October 31, 2000 and the year ended April 30, 2000 is as follows:

                                 Humatech, Inc.

NOTE H - Stock Options - Continued

                                        Six months ended         Year ended
                                        October 31, 2000       April 30, 2000
                                      --------------------  --------------------
                                                  Weighted              Weighted
                                                   average               average
                                        Number    exercise    Number    exercise
                                      of options    price   of options    price
                                      ----------  --------  ----------  --------

Outstanding at beginning of period          --        --          --        --
   Granted                               210,000     $1.33        --        --
   Exercised                                --        --          --        --
   Expired/Forfeited                        --        --          --        --
                                      ----------            ----------  --------

Outstanding at end of year               210,000     $1.33        --        --
                                      ==========            ==========

The following table summarizes information about the stock options at October 31, 2000:

                                                            October 31, 2000
                                                        ------------------------
                                              Exercise     Number       Number
           Expiration Date                      Price   Outstanding  Exercisable
           ---------------                    --------  -----------  -----------
           April 2003                            $1.25      200,000      200,000
           July  2003                            $3.00       10,000       10,000
                                                           --------     --------

                                                            210,000      210,000
                                                           ========     ========


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

(2)  Results of Operations

During the first six months of Fiscal 2001 (period ended October 31, 2000) as compared to the first six months of Fiscal 2000, the Company experienced net revenues of approximately $192,000 and $140,000, respectively. These revenues were principally derived from domestic sources with approximately $41,000 being derived from customers in the United Kingdom during the second quarter of Fiscal 2001. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period is subsequent to the Spring planting seasons and Fall harvesting seasons for the commercial agricultural market. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

Costs of sales for the six months ended October 31, 2000 and 1999 were approximately $49,000 (25.33%) and approximately $70,000 (50.01%). The improvement in the respective gross profit margins was due primarily to a shift in products sold in the first six months of Fiscal 2001 compared to the products sold in the first six months of Fiscal 2000, which required higher component costs.

The Company incurred general and administrative expenses totaling approximately $440,000 and $323,000, respectively, for the six months ended October 31, 2000 and 1999. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing.

Overall, the Company incurred a net operating loss of approximately $(297,000) and $(253,000) during the first six months ended October 31, 2000 and 1999, respectively, for a net loss per share of approximately $(0.03) and $0.03) per share, respectively.

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

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

On June 19, 2000, the Company entered into a Stock Purchase Agreement with White Mountain Capital Group, LLC, a Utah corporation, for the purchase of 77,778 shares of restricted, unregistered common stock at a price of $0.90 per share. As of October 31, 2000, the Company had received approximately $70,000 under this Agreement. The sales price of the common stock is equal to approximately 50.0% of the closing price of the Company's common stock on the respective date of the Agreement.

On August 8, 2000, the Company issued an aggregate total of 44,000 shares of stock and a warrant to purchase up to 10,000 shares of common stock at a price of $3.00 per share, as follows:

 Mark Kuehn            3,000 shares        for product design and development.
 Eric Hooper           15,000 shares       for administrative services
 Gerry Hooper          1,000 shares        for administrative services
 deJong & Associates   25,000 shares and
                       75,000 warrants     for financial consulting services (1)
 Phillip Cate          200,000 warrants    for general business consulting
 Vector Marketing      10,000 warrants     for product consulting services

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

On September 30, 2000, the Company and two (2) entities related to the Company's Vice President and Chief Financial Officer exchanged an aggregate 1,446,126 shares of restricted, unregistered common stock in payment of two notes payable aggregating approximately $772,327 and accrued interest of approximately $95,149, as follows:

   U. S. Finance, Inc.         439,096 shares        $217,877 - principal
                                                     $ 45,581 - accrued interest
   PDR Finance               1,007,030 shares        $554,450 - principal
                                                     $ 49,568 - accrued interest

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

                                                                  Humatech, Inc.

November    28   , 2000                        /s/ David G. Williams
         --------                      ----------------------------------------
                                                               David G. Williams
                                                          President and Director

November    28   , 2000                       /s/ John D. Rottweiler
         --------                      ----------------------------------------
                                                              John D. Rottweiler
                                            Chief Financial Officer and Director