Form 10QSB
period 2001-01-31
HUMATECH INC
filed 2001-03-14
CIK 1100976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended January 31, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 13, 2001: 10,150,518

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                                 Humatech, Inc.

               Form 10-QSB for the Quarter ended January 31, 2001

                                Table of Contents

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         13


Part II - Other Information

  Item 1   Legal Proceedings                                                 14

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits and Reports on Form 8-K                                  14


Signatures                                                                   15


Part 1 - Item 1 - Financial Statements

                                 Humatech, Inc.
                                 Balance Sheets

                            January 31, 2001 and 2000

                                   (Unaudited)

                                     ASSETS
                                     ------                                  January 31,    January 31,
                                                                                 2001           2000
                                                                             -----------    -----------
Current Assets
   Cash on hand and in bank                                                  $    14,094    $    68,605
   Accounts receivable - trade,
     net of allowance for doubtful accounts of $-0- and $-0-, respectively       280,952        341,853
   Inventories                                                                   198,438         55,587
                                                                             -----------    -----------
     Total current assets                                                        493,484        466,045
                                                                             -----------    -----------

Property and Equipment - at cost
   Transportation equipment                                                      252,758        249,936
   Manufacturing and processing equipment                                        192,349        181,407
   Office furniture and fixtures                                                  19,012         18,726
                                                                             -----------    -----------
                                                                                 464,119        450,069
   Accumulated depreciation                                                     (220,979)      (197,433)
                                                                             -----------    -----------
     Net property and equipment                                                  243,140        252,636
                                                                             -----------    -----------

Other assets                                                                         695            395
                                                                             -----------    -----------

Total Assets                                                                 $   737,319    $   719,076
                                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable to banks and finance companies                              $   158,425    $   212,772
   Notes and leases payable to affiliates                                           --           33,811
   Customer deposits                                                              25,800          8,800
   Accounts payable - trade                                                      117,488         68,063
   Accrued interest payable                                                         --           36,525
   Due to officers                                                               934,760        730,578
                                                                             -----------    -----------
     Total current liabilities                                                 1,566,473      1,090,549
                                                                             -----------    -----------

Long-term Liabilities
   Notes and commitments payable to affiliates                                   330,000        922,327
                                                                             -----------    -----------
     Total liabilities                                                         1,566,473      2,012,876
                                                                             -----------    -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Common stock - no par value
     25,000,000 shares authorized
     10,150,518 and 8,455,114 issued
     and outstanding, respectively                                             1,184,633        123,157
   Accumulated deficit                                                        (2,013,787)    (1,416,957)
                                                                             -----------    -----------
     Total stockholders' deficit                                                (829,154)    (1,293,800)
                                                                             -----------    -----------

Total Liabilities and Stockholders' Deficit                                  $   737,319    $   719,076
                                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                                 Humatech, Inc.
                Statements of Operations and Comprehensive Income
              Nine and Three months ended January 31, 2001 and 2000

                                   (Unaudited)

                                           Nine months     Nine months    Three months    Three months
                                              ended           ended           ended           ended
                                           January 31,     January 31,     January 31,     January 31,
                                               2001            2000            2001            2000
                                          ------------    ------------    ------------    ------------
Revenues
   Sales - net of discounts and returns
     Domestic                             $    154,830    $    101,065    $      4,362    $       (431)
     Related Party
       Foreign, principally
         United Kingdom                         41,120         314,719            --           275,959
                                          ------------    ------------    ------------    ------------

       Total revenues                          195,950         415,784           4,362         275,528
                                          ------------    ------------    ------------    ------------

Cost of Sales                                   79,969         147,518          31,441          77,372
                                          ------------    ------------    ------------    ------------

Gross Profit                                   115,981         268,266         (27,079)        198,156
                                          ------------    ------------    ------------    ------------

Operating Expenses
   Research and development expenses             9,626          13,500           1,576          10,760
   Commissions and other sales
      and marketing expenses                    49,387          39,742          11,009          11,425
   Officer compensation                        203,124         210,417          60,417          60,417
   Other operating expenses                    281,295         170,146          97,760          50,670
   Interest expense                             74,994          50,721          37,661          42,735
   Depreciation expense                         46,164          65,170          15,953          50,732
                                          ------------    ------------    ------------    ------------
     Total operating expenses                  664,590         549,696         224,376         226,739
                                          ------------    ------------    ------------    ------------

Loss from operations                          (548,609)       (281,430)       (251,455)        (28,583)

Provision for income taxes                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Net Loss                                      (548,609)       (281,430)       (251,455)        (28,583)

Other Comprehensive Income                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Comprehensive Income                      $   (548,609)   $   (281,430)   $   (251,455)   $    (28,583)
                                          ============    ============    ============    ============

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted     $      (0.06)   $      (0.03)   $      (0.02)            nil
                                          ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding               9,238,905       8,455,114      10,130,953       8,455,114
                                          ============    ============    ============    ============



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                                 Humatech, Inc.
                            Statements of Cash Flows
                   Nine months ended January 31, 2001 and 2000

                                   (Unaudited)

                                                         Nine months  Nine months
                                                            ended        ended
                                                         January 31,  January 31,
                                                            2001         2000
                                                          ---------    ---------
Cash Flows from Operating Activities
   Net loss for the period                                $(548,609)   $(281,430)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation                                          46,164       65,170
       Accrued interest converted to common stock            29,145         --
       Fees and services paid with common stock              44,000         --
       (Increase) Decrease in
         Accounts receivable - trade                         87,817     (337,232)
         Inventory                                          (51,087)      33,732
         Other assets                                          (300)         (35)
       Increase (Decrease) in
         Accounts payable and other accrued liabilities      36,825       (2,713)
         Customer deposits                                   17,000       (1,700)
         Due to officers                                     80,403      100,818
                                                          ---------    ---------
Cash flows provided by (used in) operating activities      (258,642)    (423,390)
                                                          ---------    ---------

Cash Flows from Investing Activities
   Purchase of property and equipment                       (24,230)     (31,473)
                                                          ---------    ---------
Cash flows used in investing activities                     (24,230)     (31,473)
                                                          ---------    ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                       --         (1,819)
   Proceeds from loans payable to affiliates                180,000      599,250
   Principal payments on loans payable                      (59,844)     (73,963)
   Proceeds from sale of common stock                       150,000         --
                                                          ---------    ---------

Cash flows provided by (used in) financing activities       270,156      523,468
                                                          ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents            (12,716)      68,605

Cash and cash equivalents at beginning of period             26,810         --
                                                          ---------    ---------

Cash and cash equivalents at end of period                $  14,094    $  68,605
                                                          =========    =========


Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                         $  46,237    $  36,546
                                                          =========    =========
     Income taxes paid for the period                     $    --      $    --
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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2001 and 2000, the Company's outstanding warrants and/or options are antidilutive due to the Company's net operating losses.

NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - Due to Officers

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the periods ended January 31, 2001 and 2000, respectively, the Company paid or accrued approximately $1,961 and $4,158 for royalties under this agreement.

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

As of January 31, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                                    2001         2000
                                                 ----------   ----------
         Officer compensation                    $  934,760   $  730,578
                                                 ==========   ==========

Future amounts due under the employment agreements are as follows:

                                                Year ending
                                                 April 30,      Amount
                                                -----------   ----------
                                                   2001       $  300,000
                                                   2002           50,000
                                                              ----------
                                                  Totals      $  350,000
                                                              ==========


NOTE F - Income Taxes

The components of income tax (benefit) expense for the periods ended January 31, 2001 and 2000, respectively, are as follows:

                                                    2001            2000
                                                -----------     -----------
                      Federal:
                           Current              $         -     $         -
                           Deferred                       -               -
                                                -----------     -----------
                                                          -               -
                                                -----------     -----------
                      State:
                           Current                        -               -
                           Deferred                       -               -
                                                -----------     -----------
                                                          -               -
                                                -----------     -----------

                           Total                $         -     $         -
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


                                 Humatech, Inc.

                    Notes to Financial Statements - Continued


NOTE F - Income Taxes - Continued

The Company's income tax expense for the years ended January 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  2001        2000
                                                                ---------   ---------
Statutory rate applied to earnings (loss) before income taxes   $(176,327)  $ (95,686)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                   -           -
   Other including reserve for deferred tax asset                 176,327      95,686
                                                                ---------   ---------

     Income tax expense                                         $       -   $       -
                                                                =========   =========


The deferred current tax asset on January 31, 2001 and 2000, respectively, balance sheet consists of the following:

                                                                  2000        1999
                                                                ---------   ---------
                  Current deferred tax asset                    $ 439,000   $ 296,500
                    Reserve                                      (439,000)   (296,500)
                                                                ---------   ---------

                  Net current tax asset                         $       -   $       -
                                                                =========   =========


The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the year ended April 30, 2000 and 1999, the reserve for the deferred current tax asset increased by approximately $125,000 and 138,800, respectively.

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

On December 7, 2000, the Company sold 50,000 shares of restricted, unrestricted common stock to an unrelated individual for gross proceeds of approximately
$30,000, which approximates the "fair value" of the shares issued in this transaction. The per share price used in this transaction was approximately $0.60 or approximately 112.99% of the quoted closing price of the Company's common stock on the transaction date.

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

On December 7, 2000, in connection with the sale of common stock, the Company granted options to purchase up to 50,000 shares of common stock at an exercise price of $0.60 per share. These options were fully vested upon issuance and may be exercised at any time prior to December 7, 2001.

                                 Humatech, Inc.

NOTE H - Stock Options - Continued

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 2000-2001: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is approximately 3 years as of October 31, 2000. A reconciliation of the Company's stock option activity, and related information for the nine months ended January 31, 2001 and the year ended April 30, 2000 is as follows:

                                      Nine months ended         Year ended
                                       January 31, 2001       April 30, 2000
                                    ---------------------  --------------------
                                                 Weighted              Weighted
                                                  average               average
                                       Number    exercise    Number    exercise
                                     of options    price   of options    price
                                     ----------  --------  ----------  --------

Outstanding at beginning of period            -         -           -         -
   Granted                              260,000     $1.19           -         -
   Exercised                                  -         -           -         -
   Expired/Forfeited                          -         -           -         -
                                     ----------            ----------

Outstanding at end of year              260,000     $1.19           -         -
                                     ==========            ==========

The following table summarizes information about the stock options at January 31, 2001:

                                                        January 31, 2001
                                                   --------------------------
                                      Exercise        Number         Number
           Expiration Date             Price       Outstanding    Exercisable
                                    -----------    -----------    -----------
           December 2001               $0.60            50,000         50,000
           April 2003                  $1.25           200,000        200,000
           July 2003                   $3.00            10,000         10,000
                                                   -----------    -----------

                                                       260,000        260,000
                                                   ===========    ===========



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

(2) Nine months ended January 31, 2001 compared to the nine months ended January 31, 2000

During the first nine months of Fiscal 2001 (period ended January 31, 2001) as compared to the first nine months of Fiscal 2000, the Company experienced net revenues of approximately $196,000 and $416,000, respectively. These revenues were principally derived from domestic sources with approximately $41,000 being derived from customers in the United Kingdom during the second quarter of Fiscal 2001 and approximately $315,000 during the third quarter of Fiscal 2000. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period is subsequent to the Spring planting seasons and Fall harvesting seasons for the commercial agricultural market. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

Costs of sales for the nine months ended January 31, 2001 and 2000 were approximately $80,000 (40.82%) and approximately $268,000 (64,42%). The improvement in the respective gross profit margins was due primarily to a shift in products sold in the first nine months of Fiscal 2001 compared to the products sold in the first nine months of Fiscal 2000, which required higher component costs.

The Company incurred general and administrative expenses totaling approximately $635,000 and $550,000, respectively, for the nine months ended January 31, 2001 and 2000. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing.

Overall, the Company incurred a net operating loss of approximately $(519,000) and $(281,000) during the first nine months ended January 31, 2001 and 2000, respectively, for a net loss per share of approximately $(0.06) and $0.03) per share, respectively.

(3)    Liquidity and Capital Resources

Due to the Company's Fiscal 2001 net operating loss position, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

During  the  nine  months  ended  January  31,  2000,   liquidity  was  provided
principally from loans to the Company made by individuals and entities affiliated with the Company's Chief Financial Officer, which were converted to restricted, unregistered common stock during the second quarter of Fiscal 2001.

Management is of the opinion that its current plant and equipment holdings, as of January 31, 2001, are adequate to provide the production and delivery needs for the Company's products in the foreseeable future. Accordingly, the Company has identified no further significant capital requirements for the next 12-18 months. Future liquidity and capital requirements are dependent upon business activity levels, the availability of internally generated resources and/or the continued availability of credit from related and unrelated parties.

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

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       On December 7, 2000, the Company sold 50,000 shares of restricted, unrestricted common stock to an unrelated individual for gross proceeds of approximately $30,000, which approximates the "fair value" of the shares issued in this transaction. The per share price used in this transaction was approximately $0.60 or approximately 112.99% of the quoted closing price of the Company's common stock on the transaction date.

       On December 7, 2000, in connection with the above discussed sale of common stock, the Company granted options to purchase up to 50,000 shares of common stock at an exercise price of $0.60 per share. These options were fully vested upon issuance and may be exercised at any time prior to December 7, 2001.

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

                                                                  Humatech, Inc.


March    13   , 2001                                       /s/ David G. Williams
      --------                        ------------------------------------------
                                                               David G. Williams
                                                          President and Director


March    13   , 2001                                      /s/ John D. Rottweiler
      --------                        ------------------------------------------
                                                              John D. Rottweiler
                                            Chief Financial Officer and Director