Form 10KSB
period 2001-04-30
HUMATECH INC
filed 2001-08-10
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                    For the fiscal year ended April 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from May 1, 2000 to April 30, 2001.


                         Commission file number O-28557

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
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

         State issuer's revenues for its most recent fiscal year.   $195,805

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $4,779,672, based on the closing price of $.46 for the common stock on August 9, 2001.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2001, there were 10,390,593 shares of common stock, no par value, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

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

Item 10  Executive Compensation

Item 11  Security Ownership of Certain Beneficial Owners and Management.

Item 12  Certain Relationships and Related Transactions.

Item 13 Exhibits and Reports on Form 8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the AExchange Act). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading AFinancial Information-Management's Discussion and Analysis of Financial Condition or Plan of Operation. Forward-looking statements also include statements in which words such as Aexpect, Aanticipate, Aintend, Aplan, Abelieve, Aestimate, Aconsider or similar expressions are used.

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

On July 23, 1997, Humatech filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Humatech on January 15, 1998 and the Company was issued its trading symbol HUMT.

In November 1998, the Company entered into a letter of intent for the purpose of establishing a joint venture to promote and sell the Company's products into the European Union of Countries. As of August 8, 2001, the Company has not made any investment into this proposed joint venture. The Company conducts business with foreign entities under equal terms and conditions to those of domestic sales to unrelated third parties.

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

As a result of these concerns and others, a new philosophical view of agriculture, termed sustainable agriculture by those who promote its terms, has developed. A sustainable agriculture system centers around the need to develop a more environmentally compatible agricultural system, one that has a long-term dimension, makes more efficient use of energy, does not destroy the ecological balance of the environment, is non-polluting and is favorable for the survival of humans and all other species.

The scientific agriculturists, backed by special interests, have historically taken a mechanistic view of nature. These views emphasize the development of crop technologies (e.g. hybrids and genetically engineered plants) and chemical technologies (e.g. highly soluble Nitrogen-Phosphorus-Potassium-Sulfur (N-P-K-S) fertilizers and pesticides) as a means of producing high yields, at the expense of nutritional quality, and protecting the crops from pests by artificial pesticides. These industrially centered technologies have caused a reduction in soil fertility, and plant vitality, which causes reductions in crop yields and the costs of production to rise. This generates a tremendous economic loss in the agricultural market. It also creates plant nutrient shortages and stresses that reduce natural plant pest and disease resistance, which results in the production of a food supply that is lacking both in nutrients essential for good shelf life and taste, as well as in providing for excellent animal and human health.

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

In the early 1900's a concept of Alternative Agriculture evolved which emphasizes a holistic approach to agriculture production as opposed to the reductionism approach of the scientific agriculturists. The alternative agriculturists have of necessity moved away from the industrial agriculturists by selectively employing production practices that are more environmentally compatible. These more holistic approaches emphasize the need to give greater consideration to the natural biological processes of plant growth. Proponents of the biological approach to agriculture production systems provided sound arguments that the use of concentrated synthetic soluble fertilizers and pesticides have an adverse effect on the biological health of the soil, plants, animals, and humans.

The evolving concepts of biodynamic, organic, biological, and ecological agriculture production systems have paved the way to the development of sustainable agriculture. These philosophies, many developed by the growers themselves, have given new theories to the scientific community as a basis for new innovative research projects. Results from these researchers have provided insights for a better understanding of humus-orientated soil fertility, a practice recently termed Humus Farming.

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

   ORGANIC MATTER: Organic matter is a grouping of carbon containing compounds which have originated from living beings and deposited on or within the earth's structural components. Soil organic matter includes the remains of all plant and animal bodies, which have fallen on the earth's surface or purposely applied by man in the form of organically synthesized pesticides. When organic matter is burned, there remains a residual ash. The residual ash is composed of the minerals, trace elements required by plants and animals during their normal growth processes. Thus organic matter contains mineral elements required by plants and animals.

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

As stated, humic acids are the end result of the decomposition of plant and animal matter, which exist in the final phase of the humification process of soils. Humification is the process wherein crop residues, leaves, stalks, cover crops, manure's, etc., are first broken down by soil micro-organisms. Various enzymes, fungi and bacteria then break down the cellulose. Further activity and breakdown by very specific fungi and bacteria finally result in the mineralization of humic acids from the material that is commonly referred to as humus. Simply put, humic acids are derived from various organic materials that are commonly turned under by farmers throughout the world to derive well-known benefits.

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

Trade names and products
------------------------

The following is a brief description of the Company's current product line developed and distributed into identified market segments:

Agriculture Market:

   AGRI(Y)HUME(TM). (Chipped or Powder). A highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available. It contains over 40 naturally occurring elements.

   MAXIMIZE.(TM) A multi-functional humic and fulvic acid liquid extract. MAXIMIZE(TM) increases nutrient uptake, accelerates root growth, reduces fruit shed, provides even maturity , and acts as a food source for beneficial micro-organisms. MAXIMIZE(TM) is also effective as an extender for herbicides and fungicides.

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

   MACRO(Y)PLUS(TM)(8-16-4). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE(TM), and is fortified with N-P-K and selected trace elements. Designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and act as a natural plant growth regulator. This product may also be piggybacked with insecticide application.

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

   CALCIUM(Y)PLUS(TM) (13-0-0). This product contains 12.5% calcium in a fulvic acid base. This truly soluble calcium and nitrogen provides fast plant growth and reduced shed of blooms and fruit. Boron can be added to this combination and will eliminate blossom end rot in most flowering plants.

Animal Feed Market:

   BOVI-PRO(TM) An organic, non-toxic feed ingredient that has been field tested to provide the following results: 1) increases the viability of rumin in stomachs of ruminant animals; 2) reduces feedlot animal waste; 3) increases average daily weight gain; 4) reduces (improves) feed conversion ratio; 5) reduces stress from shipping fever; 6) increases calcium intake. All the data on the benefits of BOVI-PRO(TM) have been gathered from scientific research from extensive research trials at a major University.

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

   GREENSKEEPERS SOIL BUILDER(TM). A multi-functional humic and fulvic acid liquid extract that will accelerate the release humic material that improves soil structure, fertility, optimizes plant health, maximizes garden crop yield and acts as a food source for beneficial microorganisms, and enhances the effectiveness of fertilizers. When diluted, GREENSKEEPERS SOIL BUILDER(TM) is also effective as a transplant solution that eliminates the shock of transplanting potted plants, trees, and shrubs.

   GREENSKEEPERS LAWN FOOD(TM). GREENSKEEPERS SOIL BUILDER(TM) fortified with 18% nitrogen helps carry nitrogen delivery to the plant in the most compatible salt free form available, thus maximizing plant response to the uptake of nitrogen without burning lawns. This product may also be piggybacked with insecticide application

   GREENSKEEPERS PLANT FOOD(TM). The product is fortified with N-P-K (8-16-4) and selected trace elements which is designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and improve garden production. Its unique salt free composition will not burn foliage. This product may be piggybacked with insecticide applications.

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

Environment/Bio-Remediation market:

   SALT AWAY(TM) and BIOLIMINATE(TM) This two product line system is designed to bioremediate soils on site for removal of salt and oil contamination. SALT AWAY(TM) is a multi-component aqueous solution which, when properly applied, reduces excess salt in the soil to a level that allows plant growth to begin again. BIOLIMINATE(TM) markedly accelerates the biodegradation of organic hazardous waste in the soil. BIOLIMINATE(TM) addresses two factors which limit the biodegradation process: 1) The lack of homogeneous exposure of the contaminant to indigenous or applied bacteria, and 2) the viability of the bacteria available to metabolize the contaminant.

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

The Company's warehouse, manufacturing and distribution facility is located 27711 Katy Freeway #5; Katy, Texas, 77494. The Company executed an operating lease for this facility on September 1, 1999. The term of the lease is for one
(1) year and requires monthly payments of approximately $1,850. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.

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


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 23, 1997, Humatech filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Humatech on January 15, 1998 and the Company was issued its trading symbol HUMT. The Company's first posted trade was conducted on February 5, 1998. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc., are as follows:

                                                                High       Low
                                                                -----     -----

  First quarter 2000 (May 1, 1999 - July 31, 1999)              $5.13     $0.30
  Second quarter 2000 (August 1, 1999 - October 31, 1999)       $4.69     $1.44
  Third quarter 2000 (November 1, 1999 - January 31, 2000)      $4.06     $1.63
  Fourth quarter 2000 (February 1, 2000 - April 30, 2000)       $3.13     $1.00
  First quarter 2001 (May 1, 2000 - July 31, 2000)              $3.00     $1.75
  Second quarter 2001 (August 1, 2000 - October 31, 2000)       $2.00     $.41
  Third quarter 2001 (November 1, 2000 - January 31, 2001)      $.93      $.34
  Fourth quarter 2001 (February 1, 2001 - April 30, 2001)       $.87      $.42


Dividend policy
---------------

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Sales of Unregistered Securities

In May 2000, the Company issued 77,000 shares of restricted, unregistered common stock to Linzy Capital, Inc. of Las Vegas, Nevada for the performance of various public relations, capital acquisition and other financial services. This transaction was valued at approximately $96,250, which equaled the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date and charged to operations at the time of issuance.

In June, 2000, the Company issued an aggregate 77,778 shares of restricted, unregistered common stock to White Mountain Capital Group, LLC of Highland, Utah for cash proceeds of approximately $70,000, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date.

In August 2000, the Company issued an aggregate 44,000 shares of restricted, unregistered common stock to three individuals for various services, as noted below. These transactions were valued at an aggregate of approximately $44,000, which equaled the invoiced price of the related services by the respective service provider and the agreed-upon number of shares to be issued in settlement between both parties. Further, the valuation of these transactions also approximated the discounted quoted closing price of the Company's common stock on the date of the transaction and were charged to operations at the time of issuance.

       Kark Kuehn - TurboFeeder design - 3,000 shares valued at $3,000 Eric Hooper - Website design and maintenance - 15,000 shares valued at $15,000 Gerry Hooper - Website design and maintenance - 1,000 shares valued at $1,000 deJong & Associates - various public relations, capital acquisition and other financial services -
         25,000 shares valued at $25,000.
         Note that Eric Hooper is the son-in-law of David G. Williams, President and controlling shareholder of the Company.

In September 2000, the Company issued 439,096 shares of restricted, unregistered common stock to U. S. Finance, Inc., a corporation affiliated with John D. Rottweiler, the Company's Vice President and Chief Financial Officer, in payment of outstanding debt of approximately $217,877 and accrued, but unpaid, interest of approximately $45,581.

In September 2000, the Company issued 1,007,030 shares of restricted, unregistered common stock to John Duke Rottweiler, son of John D. Rottweiler, the Company's Vice President and Chief Financial Officer, in payment of outstanding debt of approximately $554,450 and accrued, but unpaid, interest of approximately $49,568.

In September 2000, the Company issued 77,500 shares of restricted, unregistered common stock to Ronald Issacson of Apache Junction, Arizona for cash proceeds of approximately $50,000, which approximated the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date.

In December 2000 and March 2001, the Company issued 50,000 and 33,334 shares of restricted, unregistered common stock, respectively, to Newel Barney of Mesa, Arizona for cash proceeds of approximately $30,000 and $20,000, respectively, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date.

In February and March 2001, the Company issued 62,500 and 35,500 shares of restricted, unregistered common stock, respectively, to Clifford Barber of Mesa, Arizona for cash proceeds of approximately $25,000 and $14,199, respectively, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date.

In February 2001, the Company issued 13,000 shares of restricted, unregistered common stock to Wall Street Daily Press Services for the performance of various public relations and other financial services. This transaction was valued at approximately $6,500, which equaled the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date and charged to operations at the time of issuance.

In March 2001, the Company issued 18,741 shares of restricted, unregistered common stock to James Adair of Mesa, Arizona for cash proceeds of approximately $7,496, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date.

On May 7, 2001, the Company issued 75,000 shares of restricted, unregistered common stock to an existing shareholder for $30,000 cash.

On June 4, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 325,000 shares of common stock. The Company issued 300,000 shares to an individual providing evaluation and advise related to mergers and acquisitions, advising corporate management, and in performing general administrative duties for publicly-held companies and development stage investment ventures. The Company also issued 25,000 shares to the Company's legal counsel for prior, current and future services to be rendered to the Company.

In August 2001, the Company completed negotiations to sell an aggregate 1,375,000 shares of restricted, unregistered common stock, representing approximately 13.23% of the issued and outstanding common stock as of April 30, 2001, for total proceeds of $550,000 cash to an unrelated third party under a private placement letter utilizing an exemption from registration under the applicable Securities laws. As of August 8, 2001, the Company has received total proceeds of approximately $125,000 under this agreement and is scheduled to receive $425,000 by the close of business on August 13, 2001.

Additionally, the Company will issue a series of Stock Warrants to the purchaser of the 1,375,000 shares of common stock to purchase up to an additional 1,375,000 shares of restricted, unregistered common stock as follows: Series A - 343,750 shares at $2.00 per share, expiring on the second anniversary date of the warrant; Series B - 343,750 shares at $3.00 per share, expiring on the third anniversary date of the warrant; Series C - 343,750 shares at $4.00 per share, expiring on the fourth anniversary date of the warrant and Series D - 343,750 shares at $5.00 per share, expiring on the fifth anniversary date of the warrant.



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


Results of Operations for the year ended April 30, 2001 as compared to the year ended April 30, 2000.

During the year ended April 30, 2001, the Company reported net revenues of $195,805, as compared to $207,414 for the year ended April 30, 2000, a decrease of 5.6 %. Of the $195,805 in net revenues for the year ended April 30, 2001, $154,685 (79%) were from domestic sources, while $41,120 (21%)were from sales to Humatech, Ltd., a related party joint venture in the United Kingdom. Although there are no formal agreements in place, and the Company has made no capital contribution to Humatech, Ltd., Management of the Company expects to eventually own a minority interest in this entity. As of April 30, 2001, and for the year then ended, the Company conducts business with this foreign entity under equal terms and conditions to those of domestic sales to unrelated third parties.

For the year ended April 30, 2001, the Company had cost of sales equal to $222,284, or 113% of net revenues, as compared to $128,545 or 24.6% of net revenues, for the year ended April 30, 2000. This increase in cost of sales as a percentage of net revenues is due primarily to loss of operating efficiencies associated with a lower level of sales. Of the $222,284 in cost of sales for the year ended April 30, 2001, $56,256 (25%) was materials cost, while $166,028 (75%) was other direct costs.

Gross profit was equal to a loss of $27,979, for the year ended April 30, 2001, as compared to $393,588, or 75% of net revenues, for the year ended April 30, 2000. As discussed above, this decrease in gross profit as a percentage of net revenues is due primarily to decreased operating efficiencies associated with a lower level of sales.

During the year ended April 30, 2001, the Company incurred operating expenses of $958,371, resulting in an operating and net loss of $984,850, as compared with operating expenses and operating and net loss of $723,239 and $329,651, respectively, for the year ended April 30, 2000.

Of the $958,371 in operating expenses for the year ended April 30, 2001, the Company recorded $465,317 in other operating expenses as compared to $256,266 for the year ended April 30, 2000. Interest expense increased from $60,742 for the year ended April 30, 2000 to $55,393 for the year ended April 30, 2001. Commissions and other sales and marketing expenses increased from $48,291 for the year ended April 30, 2000 to $67,729 for the year ended April 30, 2001.

As a result of the above, the Company incurred a net loss for the year ended April 30, 2001 of $975,450 as compared to $329,651 for the year ended April 30, 2000.


Liquidity and Capital Resources

For the year ended April 30, 2001, cash used in operating activities was equal to $340,711.

At April 30, 2001, the Company reported total current assets of $437,561, as compared to $542,930 for the year ended April 30, 2000. At April 30, 2001, cash was equal to $311, as compared to $26,810 for April 30, 2000, accounts receivable - trade was equal to $276,285, as compared to $368,769 at April 30, 2000, and inventories were equal to $160,965, as compared to $147,351 at April 30, 2000.

At April 30, 2001, the Company had a relatively limited amount of cash, and a relatively large accounts receivable - trade. Assuming that the Company is able to collect its accounts receivable - trade in a timely fashion, management believes that the Company's current assets are sufficient to sustain operations for the foreseeable future. Although management does not anticipate any difficulties in collecting its accounts receivable, in the event that unforseen difficulties in collecting its accounts receivable do arise, or in the event of a decrease in the volume of sales, the Company may not be able to sustain operations. In such an event, the Company will have to either suspend operations or seek additional funds from short and long term borrowing sources or through the sale of common stock.


Total assets at April 30, 2001 were $698,509 as compared to $808,399.

Total current liabilities increased from $1,094,324 at April 30, 2000 to $1,340,045 at April 30, 2001. This increase was due primarily to an increase in amounts due to officers from $1,042,980 to $854,357 and an increase in accounts payable from $80,275 to $165,962.

Total liabilities decreased from $2,150,420 at April 30, 2000 to $1,750,058 at April 30, 2001.

As a result of the above total stockholders equity went from a deficit of $1,342,178 at April 30, 2000 to a deficit of $1,086,549 at April 30, 2001.

The Company's independent certified public accountants' report on the April 30, 2001 financial statements contained an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and has significant short-term debt that raise substantial doubt about its ability to continue as a going concern.




ITEM 7 - FINANCIAL STATEMENTS

The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                Name                     Age                 Position
      ----------------------------       ---           -----------------------

      David G. Williams                  52            President and Director
      John D. "J. D." Rottweiler         56            Chief Financial Officer

David G. Williams, Chief Executive Office/President/Director: Mr. Williams has more than two decades experience in the humate industry and as an entrepreneur involved in the broad and extensive management of financial responsibilities, staffing, manufacturing and production, and developing sales worldwide. He has completed major product development projects through years of research and development, field trials and tests that have produced the company's current and future product lines. Currently responsible for the developing and maintaining the vision of the company, overseeing sales and marketing, product development, production, and customer service. Mr. Williams continues to develop business opportunities and strategic alliances with other companies and organizations.

John D. Rottweiler, Executive Vice President/Chief Financial Officer/Secretary/Director: Mr. Rottweiler has over 25 years of experience providing extensive management and operational consulting in the planning, organizing, and directing of businesses in several industries. Served as officer and director of both private and public companies in the finance, insurance, real estate, and manufacturing industries. Owner and founder of investment banking business that provided capital financing, as principal and agent, for private and public ventures. He is graduate from the University of Utah with a Bachelor of Science in Management, Bachelor of Science in Marketing, and Masters of Business Administration.

Terry L. Williams, National Retail Sales Director: His background includes retail sales and marketing, and custom home development. He has over 25 years of experience in executive sales and marketing positions, Universal Importers. Inc., and HumaTech, Inc. He developed national trade show and marketing programs in the retail market industry. Mr. Williams has extensive development, marketing and construction experience as the owner and founder of Williams Development Co., Inc., a real estate development and marketing company.

The Company also utilizes a Management Advisory Group, which consults with the Company's Board of Directors for product development, technical and business operation issues on an as-needed basis. The members of this group are as follows:

Technical Advisory Board:
-------------------------

Dr. Robert E. Pettit, Member Technical Advisory Board: Emeritus Associate Professor, Texas A&M University, Associate Professor of Plant Pathology, Department of Plant Pathology & Microbiology, and International Agriculture Consultant. Dr. Pettit has held the position of Director of Research and Product Development, International Hu, ,Co. Professional experience includes numerous years of developing and teaching graduate and undergraduate courses In the areas of "Diseases of Field Crops", "Bacterial Plant Diseases", "DIof Fruits, Vegetables, and Ornamental" and "Plant Pathogenic Fungi". In the Ic area Dr. Petitt was responsible for numerous research and development and grant projects concerning the "Diseases of Peanut" "Mycotoxins and Microflora Damage in Pecans" and Mycotoxins of Corn and Other Feed Grains" As an educator and consultant his profession has taken him to over 20 different foreign countries, and allowed him to publish in excess of 100 articles and abstracts in references journals, and several books throughout the world.

Esper K. Chandler, Member Technical Advisory Board: Independent Agricultural Consultant & Fanner. Mr. Chandler has over 30 years experience as owner of Texas Plant and Soil Lab., Inc., an agriculture testing and consulting service, owner and operator of family cattle and row crop farm operations, and held executive position in Pennzoil-United American Plant Food Corporation, Occidental Petroleum Corporation and National Plant Food Institute.

Jack A. Moreman, Member Technical Advisor Board: Executive Vice President, BIO AG Technology with responsibilities involving the management of oil field and agriculture BioRemediation projects for the company. Previous experience include Professor at Clarendon College for 20 years, General Manager of JA Land Co., which included managing 400,000 acres of farm and grazing business and Assistant n Director of Ranch Programs at Texas Christian University.

Russell K Harris, Member Technical Advisory Board: Independent mining consultant with over 20 years experience in the mining/extraction industry. Over fourteen
(14) years of business, management, and engineering, experience at Shell Mining Company. Specific responsibilities in the areas of process enhancement team management, facilities design and construction, executive office support, market and profitability analysis, and information systems. Coordinated productivity and cost enhancement task force at a large mining complex. Provided staff support for the senior management teams related to strategy development and shareholder relations. Mr. Harris has developed forecasts of specific supply and demand conditions, and operational competitiveness for proposed expansion projects and existing facilities. Also, updated hardware, streamlines systems applications, developed a responsible team, and rolled computing responsibility to department managers, which included all computer needs for operations, preventative maintenance, payroll, warehousing purchasing, accounting, and engineering. Performed initial mine systems design along with cost reduction projects, short arid long term mine planning and mine life capital forecasting. Participated in initial construction of major mine including overseeing the general contractor in the areas of design, construction, cost control, site layout and all earthwork track, piping and minor building.

Consultants
-----------

Dr. Norbert K. Chirase: Research Scientist for the Beef Cattle Program at the Texas A&M University Research Center in Amarillo, Texas. Jointly appointed as Professor of Animal Science at West Texas A&M University. Graduate Faculty Member, Department of Animal Science Tom A&M University and Division of Agriculture, at West Texas A&M University.

Dr. John D. McGlone, Ph.D.: Dr. McGlone is a Professor and Director, Pork Industry Institute Department of Animal Science and Food Technology YAM a joint appointment in the Department of Cell Biology & Anatmoy at Texas Tech University and Health Sciences Center He received his Bachelor of Science and Masters degrees From Washington State University. Dr McGlone attended and received his Ph.D. from the University of Illinois. He is the author of numerous scientific and technical articles and publications in prestigious journals and contributed to many books.

Dr. Helen P. Stebbens, Ph.D Nutritionist Dr. Stebbens studied at the University of Aberdeen in the field of Animal Science. After completing curriculum with honors, Dr. Stebbens attended the world-renowned University of Edinburgh and was awarded her PhD. As a consultant for the animal feed industry she has gained over 10 years of experience throughout the United Kingdom. Before founding HRS Animal Nutrition Consultancy in 1998, Dr Stebbens developed her career in the U.K. with industry professionals such as Trident Feeds, Crina UK Limited and Dalgety Agriculture. Her accomplishments have granted acclimates in the private and public sector.

Mike Baker: Management Consultant at Porcine Services in Suffolk, England. Mr. Baker studied at Harper Adams Agricultural College and developed his career in commercial management before moving to the prestigious Stotfold Development Unit, a research facility owned by the Meat & Livestock Commission. As the manager of Stotfold Mr. Baker was responsible for the operation of numerous commercial and in-house research and development projects. He also developed new management strategies for feeding sows, piglets and deprived piglets. Mr. Baker is a regular contributor to the press and a frequent speaker at conferences and seminars. Mr. Baker owns and operates the only privately-owned independent trails unit in the United Kingdom where he has conducted contract trails for clients such as SCA, Tucks Foods, Quality Equipment Park Tonks, LTD, Vistavet, HurnaTech and two European companies.

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

David G. Williams, the Company's President, has filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). Form 3 reflects 4,473,334 shares currently held by him.

John D. Rottweiler, the Company's Chief Financial Officer, has filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). Mr. Rottweiler's Form 3 reflects 7,000 shares currently held by him, as well as 75,600 and 2,860 shared held by Panzer Trust and U.S. Finance, Inc., respectively, both entities affiliated with Mr. Rottweiler.

To the Company's knowledge, John Duke Rottweiler, the son of John D. Rottweiler, the Company's Chief Financial Officer, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Rottweiler's Form 3 would have reflected 1,007,030 shares currently held by him.

To the Company's knowledge,  U. S. Finance, Inc., an entity affiliated with John
D. Rottweiler, the Company's Chief Financial Officer, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, U. S. Finance, Inc.'s Form 3 would have reflected 541,956 shares currently held by him.

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



                (Remainder of this page left blank intentionally)


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
David G. Williams, President   2000      ____          ____         ____         ____         ____           ____
                               1999    $170,833         NA           NA           NA           NA      $1,568 (1)
                               1998    $146,333         NA           NA           NA           NA          $4,938
                               1997    $106,667         NA           NA           NA           NA          $2,178

John D. Rottweiler,            2000      ____          ____         ____         ____         ____           ____
Chief Financial Officer        1999    $120,833         NA           NA           NA           NA       $ -0- (2)
                               1998     $96,667         NA           NA           NA           NA           $ -0-
                               1997     $66,667         NA           NA           NA           NA           $ -0-



[footnotes on next page]

(1)Represents payments received pursuant to a royalty agreement. Mr Williams also receives certain payments pursuant to contractual agreements for various equipment leases.

(2)Mr. Rottweiler is also a creditor to the Company through an approximate $7,270 note payable to The JDR Trust.

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



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                            Number of Securities      Percent of Total
                                 Underlying        Options/SAR's Granted
                           Options/SAR's Granted      to Employees In         Exercise of Base
Name                                (#)                 Fiscal Year             Price ($/Sh)           Expiration Date
-------------------------- ----------------------- ----------------------- ----------------------- ------------------------
David G. Williams                   -0-                      --                      --                      --

John D. Rottweiler                  -0-                      --                      --                      --



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
                                                                     Number of Unexercised
                                                                     Securities Underlying        Value of Unexercised
                                                                  Options/SARs At FY-End (#)    In-The-Money Option/SARs
                          Shares Acquired On                       Exercisable/Unexercisable         At FY-End ($)
          Name               Exercise (#)      Value Realized ($)                               Exercisable/Unexercisable
------------------------- -------------------- ------------------ ---------------------------- ---------------------------
David G. Williams                 -0-                 -0-                    - 0 -                         --

John D. Rottweiler                -0-                 -0-                    - 0 -                         --


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock ownership on July 14, 2000 by (1) any person (including any Agroup) who is known by the Company to own beneficially more than 5.0% of its outstanding common stock, (2) each director and executive officer, and (3) all executive officers and directors as a group:

      Name and Address                          Shares owned    Percentage owned
      ----------------                         --------------   ----------------

David G. Williams                               4,107,455 (1)         39.54%
     1718 Fry Road, Suite 450
     Houston TX 77084

John D. Rottweiler                              1,555,986 (2)         14.97%
     1718 Fry Road, Suite 450
     Houston TX 77084

Bradford A. Musil & T. Bryan Fujimoto
     4779 W. Tyson Street
     Chandler AZ 85226                            738,100 (3)          7.10%

Cede & Company                                  2,613,203 (4)         25.15%
     P. O. Box 20, Bowling Green Station
     New York NY 10274

All officers and directors as a group,
     including affiliates                         5,664,241           54.51%

(1) Represents beneficial ownership via shares directly owned by David Williams (3,773,344 shares); David or Rachel Williams, wife of David Williams (269,911 shares) and the related children of David Williams: Marie Williams (12,500 shares); Michelle Williams (12,500 shares); Suzanne Williams
     (12,500 shares); Shane Williams (12,500 shares) and Eric and Becky Hooper (15,000 shares).

(2) Represents beneficial ownership of shares by Bonita Rottweiler, wife of John D. Rottweiler (5,000 shares); John Duke Rottweiler, son of John D. Rottweiler (1,009,030 shares) and U. S. Finance, Inc., a corporation owned by John Duke Rottweiler and Phillip D. Rottweiler, sons of John D. Rottweiler (541,956 shares).

(3) Represents beneficial ownership of shares directly owned by Bradford A. Musil & T. Bryan Fujimoto Trust UA 4/1/93 (578,100 shares); Bradford A. Musil (150,000 shares) and T. Bryan Fujimoto (10,000 shares).

(4) Represents the aggregate sum of all shares held in street name by various shareholders.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an Agreement of Product Development and Funding between the Company and The Everett Stewart and Beulah Stewart Family Trust, a Trust controlled by a shareholder of the Company. The Agreement pertains to the funding necessary for the research and development of a prototype turbine driven, positive displacement pump to apply and distribute the Company's products in an agricultural setting in liquid form. The Agreement requires a minimum funding of $100,000 and the Trust reserves the exclusive right to provide additional funding for this equipment. As of April 30, 2001, the Trust had funded an aggregate of $330,000 under the terms and conditions of this Agreement. Repayment of the funds advanced are required at a rate of 6.0% of gross sales of equipment to be developed and are due and payable in the month following collection of funds related to the sale or utilization of this equipment. The Agreement requires a total agreed repayment of $450,000. As of April 30, 2001 and subsequent thereto, the Company has not completed the development of the equipment prototype and, accordingly, has no gross sales of the underlying equipment.

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

As of April 30, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                                                          2001           2000
                                                                       ----------     ----------
         Officer compensation                                          $1,042,980     $  854,357
         Royalty fees                                                           -              -
                                                                       ----------     ----------

                                                                       $1,042,980     $  854,357
                                                                       ==========     ==========

Future amounts due under the employment agreements are as follows:
                                                                       Year ending
                                                                        April 30,       Amount
                                                                       -----------    ----------

                                                                          2002        $  300,000
                                                                          2003           300,000
                                                                          2004            50,000
                                                                                      ----------

                                                                         Totals       $  650,000
                                                                                      ==========

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                                  HUMATECH, INC.

Dated: August 10, 2001                       By:      /s/ David G. Williams
       ---------------                          --------------------------------
                                                               David G. Williams
                                                            Chairman, President,
                                            Chief Executive Officer and Director


In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: August 10 , 2001                        By:     /s/ David G. Williams
       ----------------                           ------------------------------
                                                               David G. Williams
                                                             Chairman, President
                                            Chief Executive Officer and Director


Dated: August 10 ,2001                        By:     /s/ John D. Rottweiler
       ---------------                           -------------------------------
                                                              John D. Rottweiler
                                            Chief Financial Officer and Director

                                 HUMATECH, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                             April 30, 2001 and 2000










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

                                 HUMATECH, INC.

                                    CONTENTS



                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                         F-3

Financial Statements

   Balance Sheets
     as of April 30, 2001 and 2000                                         F-4

   Statements of Operations and Comprehensive Income
     for the years ended April 30, 2001 and 2000                           F-5

   Statement of Changes in Stockholders' Equity
     for the years ended April 30, 2001 and 2000                           F-6

   Statements of Cash Flows
     for the years ended April 30, 2001 and 2000                           F-7

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


               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors and Stockholders
Humatech, Inc.

We have audited the accompanying balance sheets of Humatech, Inc. (an Illinois corporation) as of April 30, 2001 and 2000 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humatech, Inc. as of April 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



                                                      S. W. HATFIELD, CPA
Dallas, Texas
August 8, 2001




                      Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                                 HUMATECH, INC.
                                 BALANCE SHEETS
                             April 30, 2001 and 2000


                                                         2001           2000
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                          $       311    $    26,810
   Accounts receivable - trade,
     net of allowance for doubtful accounts
     of $6,477 and $-0-, respectively                    276,285        368,769
   Inventories                                           160,965        147,351
                                                     -----------    -----------
     Total current assets                                437,561        542,930
                                                     -----------    -----------

Property and Equipment - at cost
   Transportation equipment                              204,932        252,758
   Manufacturing and processing equipment                223,127        168,119
   Office furniture and fixtures                          19,012         19,012
                                                     -----------    -----------
                                                         447,071        439,889
   Accumulated depreciation                             (188,224)      (174,815)
                                                     -----------    -----------
     Net property and equipment                          258,847        265,074
                                                     -----------    -----------

Other assets                                               2,101            395
                                                     -----------    -----------

Total Assets                                         $   698,509    $   808,399
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable to banks and finance companies      $    65,443    $    84,500
   Customer deposits                                      25,800          8,800
   Accounts payable - trade                              165,962         80,275
   Accrued interest payable                                 --           66,392
   Deferred revenue                                       39,860           --
   Due to officers                                     1,042,980        854,357
                                                     -----------    -----------
     Total current liabilities                         1,340,045      1,094,324
                                                     -----------    -----------

Long-term Liabilities
   Long-term notes payable, net of current maturities    115,013        133,769
   Notes and commitments payable to affiliates           330,000        922,327
                                                     -----------    -----------
     Total liabilities                                 1,785,058      2,150,420
                                                     -----------    -----------

Commitments and Contingencies

Stockholders' Equity Common stock - no par value
     25,000,000 shares authorized
     8,455,114 issued and outstanding                  1,354,079        123,157
   Accumulated deficit                                (2,440,628)    (1,465,178)
                                                     -----------    -----------
     Total stockholders' equity                       (1,086,549)    (1,342,021)
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $   698,509    $   808,399
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       Years ended April 30, 2001 and 2000


                                                         2001           2000
                                                     -----------    -----------

Revenues
   Sales, net of discounts, returns and allowances
     of $42,522 and $2,291, respectively
       Domestic                                      $   154,685    $   207,414
       Related Party
         Foreign, principally United Kingdom              41,120        314,719
                                                     -----------    -----------
     Net revenues                                        195,805        522,133
                                                     -----------    -----------

Cost of Sales
   Materials                                              56,256         29,770
   Other direct costs                                    166,028         98,775
                                                     -----------    -----------
     Total cost of sales                                 222,284        128,545
                                                     -----------    -----------

Gross Profit                                             (26,479)       393,588
                                                     -----------    -----------

Operating Expenses
   Research and development expenses                       9,634         14,450
   Commissions and other sales and marketing expenses     67,729         48,291
   Officer compensation                                  300,000        300,000
   Other operating expenses                              465,317        256,266
   Interest expense                                       55,393         60,742
   Depreciation expense                                   60,298         43,490
                                                     -----------    -----------
     Total operating expenses                            958,371        723,239
                                                     -----------    -----------

Loss from operations                                    (984,850)      (329,651)

Other income (expense)
   Gain on disposal of fixed assets                        9,400           --
                                                     -----------    -----------

Loss before income taxes                                (975,450)      (329,651)

Provision for income taxes                                  --             --
                                                     -----------    -----------

Net Loss                                                (975,450)      (329,651)

Other Comprehensive Income                                  --             --
                                                     -----------    -----------

Comprehensive Income                                 $  (975,450)   $  (329,651)
                                                     ===========    ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                $     (0.10)   $     (0.04)
                                                     ===========    ===========

Weighted-average number of shares
   of common stock outstanding                         9,566,414      8,455,114
                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.




                                 HUMATECH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended April 30, 2001 and 2000


                                             Common Stock
                                             ------------         Accumulated
                                         Shares        Amount       deficit         Total
                                      -----------   -----------   -----------    ----------
Balances at May 1, 1999                 8,455,114   $   123,157   $(1,135,527)   $(1,012,370)

Net loss for the year                        --            --        (329,651)      (329,651)
                                      -----------   -----------   -----------    -----------

Balances at April 30, 2000              8,455,114       123,157    (1,465,178)    (1,342,021)

Issuance of common stock for
   Cash                                   355,353       216,696          --          216,696
   Services and fees                      134,000       146,750          --          146,750
   Retirement of related party debt     1,446,126       867,476          --             --

Net loss for the year                        --            --        (975,450)      (975,450)
                                      -----------   -----------   -----------    -----------

Balances at April 30, 2001             10,390,593   $ 1,354,079   $(2,440,628)   $(1,086,549)
                                      ===========   ===========   ===========    ===========






The accompanying notes are an integral part of these financial statements.



                                 HUMATECH, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended April 30, 2001 and 2000


                                                                           2001         2000
                                                                         ---------    ---------
Cash Flows from Operating Activities
   Net loss for the period                                               $(975,450)   $(329,651)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation                                                         60,298       43,490
       Gain on disposal of fixed assets                                     (9,400)        --
       Common stock issued for payment of consulting fees                  146,750         --
       Common stock issued for payment of accrued interest                  29,144         --
       (Increase) Decrease in
         Accounts receivable - trade                                        92,484     (364,148)
         Inventory                                                         (13,614)     (58,032)
         Deposits and other                                                 (1,706)         (35)
       Increase (Decrease) in
         Accounts payable - trade                                           85,687       (4,676)
         Accrued interest payable                                             (387)      44,042
         Due to officers                                                   188,623      224,597
         Customer deposits                                                  17,000       (1,700)
         Deferred revenue                                                   39,860         --
                                                                         ---------    ---------
Cash flows provided by (used in) operating activities                     (340,711)    (446,113)
                                                                         ---------    ---------

Cash Flows from Investing Activities
   Proceeds from disposition of property and equipment                       9,400         --
   Purchase of property and equipment                                       (5,251)     (42,488)
                                                                         ---------    ---------
Cash flows used in investing activities                                      4,149      (42,488)
                                                                         ---------    ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                                      --         (1,819)
   Proceeds from loans payable to affiliates                               180,000      599,250
   Principal payments on loans payable                                     (86,633)     (82,020)
   Proceeds from issuance of common stock                                  216,696         --
                                                                         ---------    ---------
Cash flows provided by (used in) financing activities                      310,063      515,411
                                                                         ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents                           (26,499)      26,810

Cash and cash equivalents at beginning of year                              26,810         --
                                                                         ---------    ---------

Cash and cash equivalents at end of year                                 $     311    $  26,810
                                                                         =========    =========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                                        $  26,313    $  16,700
                                                                         =========    =========
     Income taxes paid for the period                                    $    --      $    --
                                                                         =========    =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
     Acquisition of property and equipment
       with debt from financing companies,
       banks and related parties                                         $  48,820    $ 158,935
                                                                         =========    =========

     Retirement of related party debt and accrued interest
       with issuance of common stock                                     $ 867,476    $    --
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


NOTE B - Going Concern Uncertainty

The Company has incurred cumulative net operating losses of approximately $(2,440,000) and has used cumulative cash in operating activities of approximately $(885,000) during the period from May 1, 1997 through April 30, 2001.

Management continues to be of the opinion that continued marketplace education about the Company's products, foreign demand for the Company's animal feed supplement products and current marketing efforts directed toward retail market consumption will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

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

                                 HUMATECH, INC.

NOTE C - Summary of Significant Accounting Policies - Continued

2.   Accounts receivable and revenue recognition
     -------------------------------------------

     In the normal course of business, the Company periodically extends unsecured credit to unrelated customers, principally located in Texas, Arizona, and to related and unrelated parties domiciled in the United Kingdom. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     Revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured, the Company has no remaining performance obligations and no right of return by the purchaser exists.

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

                                 HUMATECH, INC.

NOTE C - Summary of Significant Accounting Policies - Continued

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position. As of April 30, 2000, the Company had no warrants and/or options issued and outstanding.


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


NOTE E - Fixed Assets

During Fiscal 2000, all equipment being financed under related party leases were refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                           2000         2000
                                                         ---------    ---------
       Vehicles
         Related party                                   $  29,480    $  29,480
       Manufacturing and processing equipment
         Unrelated                                          68,511       19,691
         Related party                                        --           --
                                                         ---------    ---------
                                                            97,991       49,171
       Accumulated depreciation                            (42,554)     (31,994)
                                                         ---------    ---------

                                                         $  55,437    $  17,177
                                                         =========    =========

NOTE F - Inventory

Inventory consists of the following at April 30, 2001 and 2000, respectively:

                                                           2001         2000
                                                         ---------    ---------

         Raw materials                                   $ 153,390    $ 126,762
         Work-in-process                                      --         14,673
         Finished goods                                      7,575        5,916
                                                         ---------    ---------

         Totals                                          $ 160,965    $ 147,351
                                                         =========    =========



                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - Notes payable to banks and finance companies

                                                                                  2001      2000
                                                                                  -------   -------
$64,820 installment note payable to a bank. Interest at the Wall Street Journal
   Prime Rate plus 2.5% (10.00% at April 30, 2001). Payable in monthly installments of approximately $2,123, including accrued interest. Final payment due in July 2001. Collateralized by all inventory, accounts receivable, equipment and intangibles and the personal guaranty of the
   Company's President and controlling
   shareholder                                                                    $ 5,777   $30,760

$26,849 installment note payable to an automotive finance
   company.  Interest at 12.99%.  Payable in monthly
   installments of approximately $611, including accrued
   interest.  Final payment due in October 2002
   Collateralized by transportation equipment                                      12,261    17,766

$9,577 installment note payable to an equipment leasing
   company.  Interest at 8.86%.  Payable in monthly installments of approximately $437, including accrued interest.  Final
   payment due in March 2001.  Collateralized by
   manufacturing equipment                                                           --       4,808

$8,000 installment note payable to an equipment leasing
   company.  Interest at 10.86%.  Payable in monthly
   installments of approximately $373, including accrued
   interest.  Final payment due in October 2001
   Collateralized by manufacturing equipment                                        3,459     6,711

$48,820 installment note payable to an equipment leasing
   company.  Interest at 10.00%.  Payable in monthly
   installments of approximately $1,053, including accrued
   interest.  Final payment due in January 2005.  Collateralized
   by manufacturing equipment                                                      40,081      --

$37,768 installment note payable to a bank.  Interest
   at 9.75%.  Payable in monthly installments of
   approximately $625, including accrued interest
   Final payment due in September 2006.  Collateralized
   by transportation equipment                                                     31,346    35,649

$29,480 installment note payable to a bank.  Interest at 12.74%
   Payable in monthly installments of approximately $800,
   including accrued interest.  Final payment due in May 2002
   Collateralized by transportation equipment                                       9,546    15,989




                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - Notes payable to banks and finance companies - Continued

                                                                                   2001         2000
                                                                                 ---------    ---------
$32,521 installment note payable to a bank.  Interest at 9.25%
   Payable in monthly installments of approximately $682,
   including accrued interest.  Final payment due in November
   2004.  Collateralized by transportation equipment                                25,341       30,867

$66450 installment note payable to a bank.  Interest at 10.50%
   Payable in monthly installments of approximately $1,707,
   including accrued interest.  Final payment due in January 2004
   Collateralized by transportation equipment and manufacturing
   equipment                                                                        48,731       64,798

$14,195 installment note payable to a bank.  Interest at 12.50%
   Payable in monthly installments of approximately $669, including accrued interest.  Final payment due in September 2001
   Collateralized by manufacturing equipment                                         3,914       10,921
                                                                                 ---------    ---------

Total notes payable to banks and finance companies                                 180,456      218,269

     Less current maturities                                                       (65,443)     (84,500)
                                                                                 ---------    ---------

     Long-term portion                                                           $ 115,003    $ 133,769
                                                                                 =========    =========

Future maturities of long-term debt are as follows:

                                                                                Year ending
                                                                                  April 30     Amount
                                                                                 ---------    ---------

                                                                                 2002         $  65,443
                                                                                 2003            45,937
                                                                                 2004            38,768
                                                                                 2005            20,561
                                                                                 2006             6,844
                                                                                 2007             2,903
                                                                                              ---------

                                                                                 Totals       $ 180,456
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




                                                           HUMATECH, INC.

                                              NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I - Long-term Notes and Commitments Payable to Affiliates

                                                                                   2001       2000
                                                                                  --------   --------
$554,450 term note payable to two individuals related
   to the Company's Executive Vice President and
   Chief Financial Officer.  Interest at 9.0%.  Principal
   and accrued interest due at maturity in July 2002
   Unsecured.  Principal and accrued interest were
   retired on September 2000 with the issuance of
   1,007,030 shares of unregistered, restricted
   common stock                                                                   $   --     $554,450

$217,877 term note payable to a corporation affiliated
   with the Company's Executive Vice President and
   Chief Financial Officer.  Interest at 9.0%.  Principal
   and accrued interest due at maturity in July 2004
   Unsecured.  Principal and accrued interest were
   retired on September 2000 with the issuance of
   439,096 shares of unregistered, restricted
   common stock                                                                       --      217,877

Agreement of Product Development and Funding between the Company and a shareholder. Repayment at a rate of 6.0% of gross sales of equipment to be developed with the funding received under this agreement. Total agreed repayment will be $450,000. As of April 30, 2001 and subsequent thereto, the
   Company has not completed the development of the product and, accordingly, has no
   gross sales of the underlying product                                           330,000    150,000
                                                                                  --------   --------

Total long-term notes and commitments payable to affiliates                       $330,000   $922,327
                                                                                  ========   ========

NOTE J - Due to Officers

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the years ended April 30, 2001 and 2000, respectively, the Company paid or accrued approximately $2,291 and $5,221 for royalties under this agreement.

The Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer. The agreement covered the initial term from July 1, 1996 through June 30, 2001 and automatically renews for successive two (2) year terms unless either the President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $128,000 for the first year of the agreement term; $150,000 for the second year of the agreement term and $175,000 for all successive years of the agreement term.

                                 HUMATECH, INC.

NOTE J - Due to Officers - Continued

The Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Chief Financial Officer. The agreement covered the initial term from July 1, 1996 through June 30, 2001 and automatically renews for successive two (2) year terms unless either the Executive Vice President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $80,000 for the first year of the agreement term; $100,000 for the second year of the agreement term and $125,000 for all successive years of the agreement term.

As of April 30, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:


                                                           2001         2000
                                                        ----------   ----------
         Officer compensation                           $1,042,980   $  854,357
         Royalty fees                                         --           --
                                                        ----------   ----------

                                                        $1,042,980   $  854,357
                                                        ==========   ==========

Future amounts due under the employment agreements are as follows:

                                                        Year ending
                                                         April 30,     Amount
                                                        ----------   ----------

                                                              2002   $  300,000
                                                              2003      300,000
                                                              2004       50,000
                                                                     ----------

                                                         Totals      $  650,000
                                                                     ==========

NOTE L - Income Taxes

The components of income tax (benefit) expense for the years ended April 30, 2001 and 2000, respectively, are as follows:

                                                           2001         2000
                                                        ----------   ----------
       Federal:
         Current                                        $     --     $     --
         Deferred                                             --           --
                                                        ----------   ----------
                                                              --           --
                                                        ----------   ----------
       State:
         Current                                              --           --
         Deferred                                             --           --
                                                        ----------   ----------
                                                              --           --
                                                        ----------   ----------

       Total                                            $     --     $     --
                                                        ==========   ==========

As of April 30, 2001, the Company has a net operating loss carryforward of approximately $2,107,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.



                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - Income Taxes - Continued

The Company's income tax expense for the years ended April 30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                  2001         2000
                                                                                ---------    ---------
     Statutory rate applied to earnings (loss) before income taxes              $(332,000)   $(112,000)

     Increase (decrease) in income taxes resulting from:
         State income taxes                                                          --           --
        Other including reserve for deferred tax asset                            332,000      112,000
                                                                                ---------    ---------

       Income tax expense                                                       $    --      $    --
                                                                                =========    =========

The deferred current tax asset on the April 30, 2001 and 2000, respectively, balance sheet consists of the following:

                                                                                  2001         2000
                                                                                ---------    ---------

     Current deferred tax asset                                                 $ 716,000    $ 384,200
       Reserve                                                                   (716,000)    (384,200)
                                                                                ---------    ---------

       Net current tax asset                                                    $    --      $    --
                                                                                =========    =========

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the year ended April 30, 2001 and 2000, the reserve for the deferred current tax asset increased by approximately $331,800 and 125,000, respectively.


NOTE M - Common Stock Transactions

During Fiscal 2001, the Company sold an aggregate 355,353 shares of restricted, unregistered common stock to five (5) separate unrelated investors in private placement transactions, for aggregate cash proceeds of approximately $216,675. The transactions occurred between June 2000 and March 2001. The Company relied upon various exemptions from registration in the issuance of these shares.

On May 1, 2000, the Company issued approximately 77,000 shares of restricted, unregistered common stock to a consulting firm for public relations services. This transaction was valued at approximately $96,250, which approximated the discounted quoted closing price of the Company's common stock on the date of the transaction.

On August 8, 2000, the Company issued an aggregate 44,000 shares of restricted, unregistered common stock to various related and unrelated individuals and/or companies for professional services related to product development, corporate website design and maintenance and public relations services. These transactions were valued at an aggregate $44,000, which equaled the invoiced price of the related services by the respective service provider and the agreed-upon number of shares to be issued in settlement between both parties. Further, the valuation of these transactions also approximated the discounted quoted closing price of the Company's common stock on the date of the transaction.



                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - Common Stock Transactions - Continued

On  February  2,  2001,  the  Company  issued  approximately  13,000  shares  of restricted,  unregistered common stock to a consulting firm for public relations
services.   This   transaction  was  valued  at  approximately   $6,500,   which
approximated  the discounted  quoted closing price of the Company's common stock on the date of the transaction.

On September 30, 2000, the Company issued an aggregate 1,446,126 shares of restricted, unregistered common stock to two individuals and one entity related to and affiliated with the Company's Executive Vice President and Chief
Financial Officer in repayment of notes payable in the aggregate amount of $772,327 and accrued interest of $95,149.


NOTE N - Stock Options

The Company's Board of Directors has allocated an aggregate 281,241 shares of the Company's common stock for stock options granted in conjunction with the private placement sales of common stock during Fiscal 2001. The options were fully earned and exercisable at issuance. The options expire between December
2001 and November 2003 with exercise prices between $0.40 and $0.60 per share.

In May 2000, the Company issued 200,000 stock options to an individual providing consulting services to the Company. The options are fully earned and exercisable at issuance, expire on April 30, 2005 and have an exercise price of $1.25 per share.

There were no exercise of any options during the year ended April 30, 2001 and subsequent thereto.

The following table summarizes all options granted during Fiscal 2001:

                             Options          Options          Options          Options       Exercise price
                             granted         exercised        terminated      outstanding       per share
                          -------------    -------------    -------------    -------------    -------------

Financing options               281,241             --               --            281,241    $0.40 - $0.60
Consulting options              200,000             --               --            200,000            $1.25
                          -------------    -------------    -------------    -------------    -------------

     Totals                     481,241             --               --            481,241
                          =============    =============    =============    =============    =============


The weighted average exercise price of all issued and outstanding options at April 30, 2001 is approximately $0.79.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at April 30, 2001.

                                 HUMATECH, INC.

NOTE O - Commitments

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

In November 1998, the Company entered into a letter of intent for the purpose of establishing a joint venture to promote and sell the Company's products into the United Kingdom. During the 2nd calendar quarter of 1999, the Company's United Kingdom distributor formed a new entity, Humatech, Ltd. It is anticipated that the Company will eventually own a 45.0% interest in this entity. As of April 30, 2001, the Company has made no capital contribution to Humatech, Ltd. and conducts business with this foreign entity under equal terms and conditions to those of domestic sales to unrelated third parties.

The Company executed an operating lease for its manufacturing facility. The term of the lease is for one (1) year and requires monthly payments of approximately $850. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.


NOTE P - Subsequent Event

On May 7, 2001, the Company issued 75,000 shares of restricted, unregistered common stock to an existing shareholder for $30,000 cash.

On June 4, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 325,000 shares of common stock. The Company issued 300,000 shares to an individual providing evaluation and advise related to mergers and acquisitions, advising corporate management, and in performing general administrative duties for publicly-held companies and development stage investment ventures. The Company also issued 25,000 shares to the Company's legal counsel for prior, current and future services to be rendered to the Company.

In August 2001, the Company completed negotiations to sell an aggregate 1,375,000 shares of restricted, unregistered common stock, representing approximately 13.23% of the issued and outstanding common stock as of April 30, 2001, for total proceeds of $550,000 cash to an unrelated third party under a private placement letter utilizing an exemption from registration under the applicable Securities laws. As of August 8, 2001, the Company has received total proceeds of approximately $125,000 under this agreement and is scheduled to receive $425,000 by the close of business on August 10, 2001.

Additionally, the Company will issue a series of Stock Warrants to the purchaser of the 1,375,000 shares of common stock to purchase up to an additional 1,375,000 shares of restricted, unregistered common stock as follows: Series A - 343,750 shares at $2.00 per share, expiring on the second anniversary date of the warrant; Series B - 343,750 shares at $3.00 per share, expiring on the third anniversary date of the warrant; Series C - 343,750 shares at $4.00 per share, expiring on the fourth anniversary date of the warrant and Series D - 343,750 shares at $5.00 per share, expiring on the fifth anniversary date of the warrant.