Form 10QSB
period 2001-07-31
HUMATECH INC
filed 2001-09-12
CIK 1100976

U.S. SECURITIES AND EX7CHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001


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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No   .
                                                                  ---   ---


                      Applicable only to corporate issuers

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 5, 2001, there were 10,715,593 shares of common stock issued and outstanding.


                  Transitional Small Business Disclosure Format
                                  (check one):

                               Yes    No X
                                  ---   ---

                                 Humatech, Inc.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item 1      Financial Statements

Item 2      Management's Discussion and Analysis or Plan of Operations

                                     PART II

Item 1      Legal Proceedings

Item 2      Changes in Securities and Use of Proceeds

Item 3      Defaults Upon Senior Securities

Item 4      Submission of Matters to a Vote of Security Holders

Item 5      Other Information

Item 6      Exhibits and Reports on Form 8-K

                                     PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.


ITEM 1   Financial Statements

                                 Humatech, Inc.
                                 Balance Sheets
                                  July 31, 2001
                                   (Unaudited)

                                                                               July 31, 2001  July 31, 2000
                                                                               -------------  -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                     $      --      $     1,500
   Accounts receivable - trade,
     net of allowance for doubtful accounts of $19,913 and $-0-, respectively       235,575        385,282
   Inventories                                                                      157,425        170,468
                                                                                -----------    -----------
     Total current assets                                                           393,000        557,250
                                                                                -----------    -----------

Property and Equipment - at cost
   Transportation equipment                                                         207,432        252,758
   Manufacturing and processing equipment                                           223,113        183,644
   Office furniture and fixtures                                                     19,012         19,012
                                                                                -----------    -----------
                                                                                    449,557        455,414
   Accumulated depreciation                                                        (202,039)      (189,475)
                                                                                -----------    -----------
     Net property and equipment                                                     247,518        265,939
                                                                                -----------    -----------

Other assets                                                                          2,007            395
                                                                                -----------    -----------

Total Assets                                                                    $   642,525    $   823,584
                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Cash overdraft                                                               $     9,758    $    43,306
   Current maturities of long-term debt                                              65,443         84,500
   Customer deposits                                                                 25,800          8,800
   Accounts payable - trade                                                         126,438        118,649
   Accrued interest payable                                                            --           83,837
   Deferred revenue                                                                  39,860           --
   Due to officers                                                                1,055,265        900,638
                                                                                -----------    -----------
     Total current liabilities                                                    1,322,564      1,239,730
                                                                                -----------    -----------

Long-term Liabilities
   Long-term notes payable, net of current maturities                                93,411        114,370
   Notes and commitments payable to affiliates                                      330,000        922,327
                                                                                -----------    -----------
     Total liabilities                                                            1,745,975      2,276,427
                                                                                -----------    -----------

Commitments and Contingencies

Stockholders' Equity Common stock - no par value
     25,000,000 shares authorized
     10,715,593 and 8,482,892 issued and outstanding                              1,713,829        148,157
   Accumulated deficit                                                           (2,817,279)    (1,601,000)
                                                                                -----------    -----------
     Total stockholders' equity                                                  (1,103,450)    (1,452,843)
                                                                                -----------    -----------

Total Liabilities and Stockholders' Equity                                      $   642,525    $   523,584
                                                                                ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements


                                 Humatech, Inc.
                            Statements of Operations
                for the three months ended July 31, 2001 and 2000
                                   (Unaudited)

                                                        Three months    Three months
                                                           ended           ended
                                                       July 31, 2001   July 31, 2000
                                                       -------------   -------------
Revenues
   Sales, net of discounts, returns and allowances
       Domestic                                         $     62,072    $     87,860
       Related Party
         Foreign, principally United Kingdom                    --              --
                                                        ------------    ------------
     Net revenues                                             62,072          87,860
                                                        ------------    ------------

Cost of Sales                                                 55,770          28,390
                                                        ------------    ------------

Gross Profit                                                   6,302          59,470
                                                        ------------    ------------

Operating Expenses
   Research and development expenses                           7,604           2,500
   Commissions and other sales and marketing expenses          7,013          12,579
   Officer compensation                                       67,709          75,000
   Other operating expenses                                  282,072          70,482
   Interest expense                                            4,741          20,071
   Depreciation expense                                       13,814          14,660
                                                        ------------    ------------
     Total operating expenses                                382,953         195,292
                                                        ------------    ------------

Loss from operations                                        (376,651)       (135,822)

Other income (expense)                                          --              --
                                                        ------------    ------------

Loss before income taxes                                    (376,651)       (135,822)

Provision for income taxes                                      --              --
                                                        ------------    ------------

Net Loss                                                    (376,651)       (135,822)

Other Comprehensive Income                                      --              --
                                                        ------------    ------------

Comprehensive Income                                    $   (376,651)   $   (135,822)
                                                        ============    ============

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                   $      (0.03)   $      (0.02)
                                                        ============    ============

Weighted-average number of shares
         of common stock outstanding                      10,773,109       8,466,889
                                                        ============    ============


           See Accompanying Notes to Consolidated Financial Statements


                                 Humatech, Inc.
                            Statements of Cash Flows
                For the three months ended July 31, 2001 and 2000
                                   (Unaudited)

                                                            Three months    Three months
                                                               ended           ended
                                                           July 31, 2001   July 31, 2000
                                                           -------------   -------------
Cash Flows from Operating Activities
   Net loss for the period                                     $(376,651)      $(135,822)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                              13,908          14,660
       Bad Debt expense                                           20,000            --
       Consulting and legal fees paid with common stock          204,750            --
       (Increase) Decrease in
         Accounts receivable - trade                              20,710         (16,513)
         Inventory                                                 3,540         (23,117)
       Increase (Decrease) in
         Accounts payable - trade                                (39,524)        (14,880)
         Due to officers                                          12,285          83,603
         Customer deposits                                          --              --
                                                               ---------       ---------
Cash flows provided by (used in) operating activities           (140,982)        (58,692)
                                                               ---------       ---------

Cash Flows from Investing Activities
   Purchase of property and equipment                             (2,485)        (15,525)
                                                               ---------       ---------
Cash flows used in investing activities                           (2,485)        (15,525)
                                                               ---------       ---------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                           9,758          43,306
   Proceeds from loans payable to affiliates                        --              --
   Principal payments on loans payable                           (21,602)        (19,399)
   Proceeds from issuance of common stock                        155,000          25,000
                                                               ---------       ---------
Cash flows provided by (used in) financing activities            143,156          48,907
                                                               ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents                    (311)        (25,310)

Cash and cash equivalents at beginning of year                       311          26,810
                                                               ---------       ---------

Cash and cash equivalents at end of year                       $    --         $   1,500
                                                               =========       =========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                              $   4,741       $   2,626
                                                               =========       =========
     Income taxes paid for the period                          $    --         $    --
                                                               =========       =========




           See Accompanying Notes to Consolidated Financial Statements

                                 HUMATECH, INC.
                                   FORM 10-QSB

                                    NOTES TO
                              FINANCIAL STATEMENTS

                                  JULY 31, 2001

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended April 30, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2002.

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At July 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position. As of July 31, 2000, the Company had no warrants and/or options issued and outstanding.

NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - Fixed Assets

During Fiscal 2000, all equipment being financed under related party leases was refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                               July 31, 2001    July 31, 2000
                                               -------------    -------------
     Vehicles
         Related party                            $29,480          $29,480
     Manufacturing and processing equipment
         Unrelated                                 68,511           19,691
         Related party                                  -                -
                                                  -------          -------

                                                   97,991           49,171
     Accumulated depreciation                     (44,855)         (34,329)
                                                  -------          -------
                                                  $53,136          $14,842
                                                  =======          =======

NOTE F - Due to Officers

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the three months ended July 31, 2001 and 2000, respectively, the Company paid or accrued approximately $294 and $881 for royalties under this agreement.

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

As of July 31, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                              July 31, 2001      July 31, 2000
                                              -------------      -------------

         Officer compensation                    $1,055,265         $1,083,000
         Royalty fees                                     -                  -
                                                 ----------         ----------

                                                 $1,055,265         $1,083,000
                                                 ==========         ==========

Future amounts due under the employment agreements are as follows:
                                                Year ending
                                                 April 30,            Amount
                                                 ---------           --------

                                                    2002             $300,000
                                                    2003              300,000
                                                    2004               50,000
                                                                     --------
                                                   Totals            $650,000
                                                                     ========


NOTE G - Income Taxes

The components of income tax (benefit) expense for the years ended April 30, 2001 and 2000, respectively, are as follows:

                                         July 31, 2001      July 31, 2000
                                         -------------      -------------
     Federal:
         Current                          $         -        $         -
         Deferred                                   -                  -
                                          -----------        -----------
                                                    -                  -
                                          -----------        -----------
     State:
         Current                                    -                  -
         Deferred                                   -                  -
                                          -----------        -----------
                                                    -                  -
                                          -----------        -----------

         Total                            $         -        $         -
                                          ===========        ===========

As of April 30, 2001, the Company has a net operating loss carryforward of approximately $2,107,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the three months ended July 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                          July 31, 2001    July 31, 2000
                                                                          -------------    -------------
     Statutory rate applied to earnings (loss) before income taxes          $(58,446)        $(46,180)

     Increase (decrease) in income taxes resulting from:
         State income taxes                                                        -                -
         Other including reserve for deferred tax asset                       58,446           46,180
                                                                            --------         --------

         Income tax expense                                                 $      -         $      -
                                                                            ========         ========


The deferred current tax asset on the July 31, 2001 and 2000 balance sheets, respectively, consists of the following:

                                                July 31, 2000      July 31, 2001
                                                -------------      -------------

     Current deferred tax asset                   $716,000           $384,200
         Reserve                                  (716,000)          (384,200)
                                                  --------           --------

         Net current tax asset                    $      -           $      -
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

NOTE H - Common Stock Transactions

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

On June 4, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 325,000 shares of common stock. The Company issued 300,000 shares to an individual providing evaluation and advise related to mergers and acquisitions, advising corporate management, and in performing general administrative duties for publicly-held companies and development stage investment ventures. The Company also issued 25,000 shares to the Company's legal counsel for services rendered to the Company. These transactions were valued at the closing quoted price of the Company's common stock at the transaction date, or $0.63 per share. An aggregate $204,750 was charged to operations as a result of these transactions.

In August 2001, the Company completed negotiations to sell an aggregate 1,375,000 shares of restricted, unregistered common stock, representing approximately 13.23% of the issued and outstanding common stock as of April 30, 2001, for total proceeds of $550,000 cash to an unrelated third party under a private placement letter utilizing an exemption from registration under the applicable Securities laws. As of July 31, 2001, the Company has received total proceeds of approximately $125,000 under this agreement and received the balance of $425,000 in September 2001.


NOTE I - Stock Warrants

In August 2001, in  connection  with a private  placement of common  stock,  the
Company  issued a series of Stock  Warrants to the  purchaser  of the  1,375,000 shares of common  stock to  purchase  up to an  additional  1,375,000  shares of restricted,  unregistered common stock as follows:  Series A - 343,750 shares at
$2.00 per share, expiring on the second anniversary date of the warrant;  Series
B - 343,750 shares at $3.00 per share, expiring on the third anniversary date of the  warrant;  Series C - 343,750  shares at $4.00 per  share,  expiring  on the fourth  anniversary  date of the warrant and Series D - 343,750  shares at $5.00 per share, expiring on the fifth anniversary date of the warrant.

NOTE J - Stock Options

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

The following table summarizes all options granted during Fiscal 2001:

                          Options       Options      Options        Options      Exercise price
                          granted      exercised    terminated    outstanding       per share
                        -----------   -----------   -----------   -----------    --------------
Financing options         281,241            -             -        281,241       $0.40 - $0.60
Consulting options        200,000            -             -        200,000           $1.25
                          -------        -----         -----        -------

     Totals               481,241            -             -        481,241
                          =======        =====         =====        =======


The weighted average exercise price of all issued and outstanding options at July 31, 2001 is approximately $0.79.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at July 31, 2001.

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

ITEM 2   Managements Discussion and Analysis or Plan of Operation

Qualified Report of Independent Certified Public Accountants

         Our independent accountant has qualified his report, stating that the audited financial statements of Humatech, Inc. for the period ending April 30, 2001 have been prepared assuming the company will continue as a going concern. They note that the significant losses of our company as of April 30, 2001, and the negative working capital at April 30, 2001, raise substantial doubt about our ability to continue in business.

         We had significant losses of $376,651 for the three month period ended July 31, 2001. We have funded losses by the sale of additional securities. We expect losses to continue. We have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether. We anticipate having sufficient cash flow from operations and cash to fund our operations into the third quarter of fiscal year 2001, we cannot predict how long we will be able to remain operational into the future.

Results of Operations

         During the first quarter of the fiscal year 2001 (the period ended July 31, 2001) as compared to the first quarter of fiscal year 2000 (the period ended July 31, 2000), the Company experienced net revenues of approximately $62,000 and $88,000, respectively. These revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

         Costs of sales for the quarters ended July 31, 2001 and 2000 were approximately $56,000 (representing 89.85% of sales) and approximately $28,000 (representing 32.31% of sales), respectively.

         The Company incurred general and administrative expenses totaling approximately $383,000 and $195,000, respectively, for the quarters ended July 31, 2001 and 2000. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing. Additionally, during the quarter ended July 31, 2001, the Company incurred a non-cash charge to operations of approximately $204,750 for the issuance of approximately 325,000 shares of common stock to consultants and the Company's legal counsel.

         Overall, the Company incurred a net operating loss of approximately $(377,000) and $(136,000) during the first quarters ended July 31, 2001 and 2000, respectively, for a net loss per share of approximately $(0.03) and $(0.02) per share, respectively.

Liquidity and Capital Resources

         At July 31, 2001, the Company had no cash, accounts receivable of $235,575, and inventories of $157,425. This compares to cash of $1,500, accounts receivable of $385,282, and inventories of $557,250 as of July 31, 2000. This increase in current assets from $557,250 to $393,000 is attributable mainly to the decrease in sales in all markets.

         The Company's current liabilities increased from $1,239,730 at July 31, 2000 to $1,322,564 at July 31, 2001, primarily due to an increase in trade payables and amounts owed to officers. Total liabilities decreased, however, from $2,276,427 at July 31, 2000 to $1,745,975 at July 31, 2001, and notes and commitments to affiliates decreased from $922,327 to $330,000.

         The Company's accumulated deficit increased from $1,601,000 at July 31, 2000 to $2,817,279 at July 31, 2001. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

         In August and early September 2001, after the end of the first quarter of the fiscal year 2001, the Company received $550,000 cash from an investor who purchased 1,375,000 shares of common stock. The investor also received warrants to acquire additional common stock at various prices, exercisable over a period of two to five years, which, if exercised, may also result in additional capital for the Company. Future requirements are dependent upon business activity levels, the availability of internally generated resources and/or the continued availability of credit from related and unrelated parties.

                                     PART II

Item 1            Legal Proceedings

         There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on August 10, 2001.

Item 2            Changes in Securities and Use of Proceeds

         On May 7, 2001, the Company issued 75,000 shares of restricted, unregistered common stock to an existing accredited shareholder for $30,000 cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On June 4, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 325,000 shares of common stock. The Company issued 300,000 shares to an individual providing evaluation and advise related to mergers and acquisitions, advising corporate management, and in performing general administrative duties for publicly-held companies and development stage investment ventures. The Company also issued 25,000 shares to the Company's legal counsel for services rendered to the Company. These transactions were valued at the closing quoted price of the Company's common stock at the transaction date, or $0.63 per share. An aggregate $204,750 was charged to operations as a result of these transactions.

         In August 2001, the Company completed negotiations to sell an aggregate 1,375,000 shares of restricted, unregistered common stock, representing approximately 13.23% of the issued and outstanding common stock as of April 30, 2001, for total proceeds of $550,000 cash to an accredited unrelated third party under a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As of August 8, 2001, the Company has received total proceeds of approximately $125,000 under this agreement and received the balance of $425,000 during September 2001. In connection with this private placement of common stock, the Company issued a series of Stock Warrants to the purchaser of the 1,375,000 shares of common stock to purchase up to an additional 1,375,000 shares of restricted, unregistered common stock as follows: Series A - 343,750 shares at $2.00 per share, expiring on the second anniversary date of the warrant; Series B - 343,750 shares at $3.00 per share, expiring on the third anniversary date of the warrant; Series C - 343,750 shares at $4.00 per share, expiring on the fourth anniversary date of the warrant and Series D - 343,750 shares at $5.00 per share, expiring on the fifth anniversary date of the warrant.

Item 3            Defaults Upon Senior Securities

         There have been no events which are required to be reported under this Item.

Item 4            Submission of Matters to a Vote of Security Holders

         None.

Item 5            Other Information

         Not applicable.

Item 6            Exhibits and Reports on Form 8-K

(a)      Exhibits

         *10.1 Stock Purchase Agreement and Investor Questionnaire dated September 2001.

         *10.2         Warrant Agreement dated September 2001.

* These exhibits are currently unavailable and will be filed in a Form 8-K by the Company within a reasonable period of time.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                  Humatech, Inc.


September 7, 2001                                          /s/ David G. Williams
-----------------                             ----------------------------------
                                                               David G. Williams
                                                         President, Director and
                                                         Chief Executive Officer


September 7, 2001                                         /s/ John D. Rottweiler
-----------------                             ----------------------------------
                                                              John D. Rottweiler
                                                    Vice President, Director and
                                                         Chief Financial Officer