Form 10QSB/A
period 2001-07-31
HUMATECH INC
filed 2001-09-20
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  First Amended
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


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

                                 Humatech, Inc.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item 1      Financial Statements                                              3

Item 2      Management's Discussion and Analysis or Plan of Operations       15

                                     PART II

Item 1      Legal Proceedings                                                17

Item 2      Changes in Securities and Use of Proceeds                        17

Item 3      Defaults Upon Senior Securities                                  17

Item 4      Submission of Matters to a Vote of Security Holders              17

Item 5      Other Information                                                17

Item 6      Exhibits and Reports on Form 8-K                                 18

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


ITEM 1   Financial Statements

                                 Humatech, Inc.
                                 Balance Sheets
                                  July 31, 2001
                                   (Unaudited)

                                                                                July 31, 2001    July 31, 2000
                                                                                -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                     $        --      $       1,500
   Accounts receivable - trade,
     net of allowance for doubtful accounts of $19,913 and $-0-, respectively         235,575          385,282
   Inventories                                                                        157,425          170,468
                                                                                -------------    -------------
     Total current assets                                                             393,000          557,250
                                                                                -------------    -------------

Property and Equipment - at cost
   Transportation equipment                                                           207,432          252,758
   Manufacturing and processing equipment                                             223,113          183,644
   Office furniture and fixtures                                                       19,012           19,012
                                                                                -------------    -------------
                                                                                      449,557          455,414
   Accumulated depreciation                                                          (202,039)        (189,475)
                                                                                -------------    -------------
     Net property and equipment                                                       247,518          265,939
                                                                                -------------    -------------

Other assets                                                                            2,007              395
                                                                                -------------    -------------

Total Assets                                                                    $     642,525    $     823,584
                                                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Cash overdraft                                                               $       9,758    $      43,306
   Current maturities of long-term debt                                                65,443           84,500
   Customer deposits                                                                   25,800            8,800
   Accounts payable - trade                                                           126,438          118,649
   Accrued interest payable                                                              --             83,837
   Deferred revenue                                                                    39,860             --
   Due to officers                                                                  1,055,265          900,638
                                                                                -------------    -------------
     Total current liabilities                                                      1,322,564        1,239,730
                                                                                -------------    -------------

Long-term Liabilities
   Long-term notes payable, net of current maturities                                  93,411          114,370
   Notes and commitments payable to affiliates                                        330,000          922,327
                                                                                -------------    -------------
     Total liabilities                                                              1,745,975        2,276,427
                                                                                -------------    -------------

Commitments and Contingencies

Stockholders' Equity Common stock - no par value
     25,000,000 shares authorized
     10,715,593 and 8,482,892 issued and outstanding                                1,713,829          148,157
   Accumulated deficit                                                             (2,817,279)      (1,601,000)
                                                                                -------------    -------------
     Total stockholders' equity                                                    (1,103,450)      (1,452,843)
                                                                                -------------    -------------

Total Liabilities and Stockholders' Equity                                      $     642,525    $     523,584
                                                                                =============    =============


           See Accompanying Notes to Consolidated Financial Statements


                                 Humatech, Inc.
                            Statements of Operations
                for the three months ended July 31, 2001 and 2000
                                   (Unaudited)

                                                         Three months     Three months
                                                            ended            ended
                                                        July 31, 2001    July 31, 2000
                                                        -------------    -------------
Revenues
   Sales, net of discounts, returns and allowances
       Domestic                                         $      62,072    $      87,860
       Related Party
         Foreign, principally United Kingdom                     --               --
                                                        -------------    -------------
     Net revenues                                              62,072           87,860
                                                        -------------    -------------

Cost of Sales                                                  55,770           28,390
                                                        -------------    -------------

Gross Profit                                                    6,302           59,470
                                                        -------------    -------------

Operating Expenses
   Research and development expenses                            7,604            2,500
   Commissions and other sales and marketing expenses           7,013           12,579
   Officer compensation                                        67,709           75,000
   Other operating expenses                                   282,072           70,482
   Interest expense                                             4,741           20,071
   Depreciation expense                                        13,814           14,660
                                                        -------------    -------------
     Total operating expenses                                 382,953          195,292
                                                        -------------    -------------

Loss from operations                                         (376,651)        (135,822)

Other income (expense)                                           --               --
                                                        -------------    -------------

Loss before income taxes                                     (376,651)        (135,822)

Provision for income taxes                                       --               --
                                                        -------------    -------------

Net Loss                                                     (376,651)        (135,822)

Other Comprehensive Income                                       --               --
                                                        -------------    -------------

Comprehensive Income                                    $    (376,651)   $    (135,822)
                                                        =============    =============

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                   $       (0.03)   $       (0.02)
                                                        =============    =============

Weighted-average number of shares
         of common stock outstanding                       10,773,109        8,466,889
                                                        =============    =============


           See Accompanying Notes to Consolidated Financial Statements


                                 Humatech, Inc.
                            Statements of Cash Flows
                For the three months ended July 31, 2001 and 2000
                                   (Unaudited)

                                                             Three months     Three months
                                                                ended            ended
                                                            July 31, 2001    July 31, 2000
                                                            -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                                  $    (376,651)   $    (135,822)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                               13,908           14,660
       Bad Debt expense                                            20,000             --
       Consulting and legal fees paid with common stock           204,750             --
       (Increase) Decrease in
         Accounts receivable - trade                               20,710          (16,513)
         Inventory                                                  3,540          (23,117)
       Increase (Decrease) in
         Accounts payable - trade                                 (39,524)         (14,880)
         Due to officers                                           12,285           83,603
         Customer deposits                                           --               --
                                                            -------------    -------------
Cash flows provided by (used in) operating activities            (140,982)         (58,692)
                                                            -------------    -------------

Cash Flows from Investing Activities
   Purchase of property and equipment                              (2,485)         (15,525)
                                                            -------------    -------------
Cash flows used in investing activities                            (2,485)         (15,525)
                                                            -------------    -------------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                            9,758           43,306
   Proceeds from loans payable to affiliates                         --               --
   Principal payments on loans payable                            (21,602)         (19,399)
   Proceeds from issuance of common stock                         155,000           25,000
                                                            -------------    -------------
Cash flows provided by (used in) financing activities             143,156           48,907
                                                            -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                     (311)         (25,310)

Cash and cash equivalents at beginning of year                        311           26,810
                                                            -------------    -------------

Cash and cash equivalents at end of year                    $        --      $       1,500
                                                            =============    =============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                           $       4,741    $       2,626
                                                            =============    =============
     Income taxes paid for the period                       $        --      $        --
                                                            =============    =============




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

The Company's income tax expense for the three months ended July 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                          July 31, 2001     July 31, 2000
                                                                          -------------     -------------
     Statutory rate applied to earnings (loss) before income taxes          $ (58,446)        $ (46,180)

     Increase (decrease) in income taxes resulting from:
         State income taxes                                                         -                 -
         Other including reserve for deferred tax asset                        58,446            46,180
                                                                            ---------         ---------

         Income tax expense                                                 $       -         $       -
                                                                            =========         =========

The deferred current tax asset on the July 31, 2001 and 2000 balance sheets, respectively, consists of the following:

                                                                          July 31, 2001     July 31, 2000
                                                                          -------------     -------------

     Current deferred tax asset                                             $716,000          $384,200
         Reserve                                                            (716,000)         (384,200)
                                                                            --------          --------

         Net current tax asset                                              $      -          $      -
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

The following table summarizes all options granted during Fiscal 2001:

                          Options       Options       Options       Options      Exercise price
                          granted      exercised     terminated   outstanding      per share
                        -----------   -----------   -----------   -----------   ---------------
Financing options         281,241             -             -       281,241      $0.40 - $0.60
Consulting options        200,000             -             -       200,000          $1.25
                          -------       -------       -------       -------

     Totals               481,241             -             -       481,241
                          =======       =======       =======       =======


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

ITEM 2   Managements Discussion and Analysis or Plan of Operation

Qualified Report of Independent Certified Public Accountants

         Our independent accountant has qualified his report, stating that the audited financial statements of Humatech, Inc. for the period ending April 30, 2001 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

         The Company had losses of $376,651 for the three month period ended July 31, 2001. Management continues to be of the opinion that continued marketplace education about the Company's products, foreign demand for the Company's animal feed supplement products and current marketing efforts directed toward retail market consumption will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

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



                                                                  Humatech, Inc.


September 19, 2001                                         /s/ David G. Williams
------------------                           -----------------------------------
                                                               David G. Williams
                                                         President, Director and
                                                         Chief Executive Officer


September 19, 2001                                        /s/ John D. Rottweiler
------------------                           -----------------------------------
                                                              John D. Rottweiler
                                                    Vice President, Director and
                                                         Chief Financial Officer