Form 10KSB/A
period 2001-04-30
HUMATECH INC
filed 2001-09-21
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  First Amended
                                   Form 10-KSB

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year.   $195,805.

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,505,391, based on the closing price of $0.53 for the common stock on August 7, 2001.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 2001, there were 10,390,593 shares of common stock, no par value, issued and outstanding.

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

                     Transitional Small Business Disclosure
                               Format (check one):

                                 Yes    No X
                                    ---   ---

                                 Humatech, Inc.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item 1    Description of Business                                              3

Item 2    Description of Property                                             10

Item 3    Legal Proceedings                                                   10

Item 4    Submission of Matters to a Vote of Security Holders                 10


                                     PART II

Item 5    Market for Common Equity and Related Stockholder Matters            11

Item 6    Management's Discussion and Analysis or Plan of Operations          13

Item 7    Financial Statements                                                15

Item 8    Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                            15


                                    PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.                  16

Item 10   Executive Compensation                                              19

Item 11   Security Ownership of Certain Beneficial Owners and Management.     22

Item 12   Certain Relationships and Related Transactions.                     22

Item 13   Exhibits and Reports on Form 8-K.                                   24

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

ITEM 1 - DESCRIPTION OF BUSINESS

History

         Humatech, Inc. was originally incorporated in the State of Illinois on February 2, 1988 under the name of Midwest Enterprise Consultants, Inc. as a consulting and marketing service company. From our inception until April 1997, we were engaged primarily in the business of providing consulting services.

         On April 6, 1997, we acquired all of the assets and certain liabilities from International Humate Fertilizer Co., a Nevada corporation located in Mesa, Arizona and wholly-owned by our Chairman, David G. Williams. On May 5, 1997, we changed our name to Humatech, Inc. to more accurately reflect our new business of the development, manufacture, and sale of carbon-based animal feed supplements and fertilizer products.

Business Overview

Industry Overview
-----------------

         In 1980, the United States Department of Agriculture released a report entitled Report and Recommendations on Organic Farming that cited the concerns expressed by farmers, environmental groups, and the general public about the adverse effects the petroleum-based U.S. agriculture production system has had on the productive capacity of U.S. soils. They were especially concerned about the extensive use of cash crops and agricultural chemicals, both fertilizers and pesticides. Among the major concerns were:

         o Increased cost of, and dependence on, external inputs of chemicals and energy;
         o Continued decline in soil productivity from excessive soil erosion and nutrient runoff losses;
         o Contamination of surface and groundwater from fertilizers and pesticides;
         o Hazards to human and animal health and to food quality and safety from agricultural chemicals;
         o    Demise of the family farm and localized marketing system.

         As a result of these concerns and others, a new philosophical view of agriculture, termed "sustainable agriculture", has developed. A sustainable agriculture system centers around the need to develop a more environmentally compatible agricultural system, one that has a long-term dimension, makes more efficient use of energy, does not destroy the ecological balance of the environment, is non-polluting, and is favorable for the survival of humans and all other species.

         A brief discussion of several important terms will clarify the significance of humic substances, what we do and propose to do in the future, and what products and services will be marketed.

         o ORGANIC MATTER: Organic matter is a grouping of carbon containing compounds which have originated from living beings and deposited on or within the earth's structural components. Soil organic matter includes the remains of all plant and animal bodies which have fallen on the earth's surface or purposely applied by man in the form of organically synthesized pesticides. When organic matter is burned, there remains a residual ash. The residual ash is composed of the minerals, trace elements required by plants and animals during their normal growth processes. Thus organic matter contains mineral elements required by plants and animals.

         o HUMUS: Humus is a brown to black variable complex of carbon containing compounds not recognized under a light microscope as possessing cellular organization in the form of plant and animal bodies. Humus is separated from the non-humic substances such as carbohydrates (a major fraction of soil carbon), fats, waxes, alkanes, peptides, amino acids, proteins, lipids, and organic acids by the fact that distinct chemical formulae can be written for these non-humic substances. Microorganisms within the soil rapidly degrade most small molecules of non-humic substances. In contrast soil humus is slow to decompose (degrade) under natural soil conditions. When in combination with soil minerals, soil humus can persist in the soil for several hundred years. Humus is the major soil matter component, making up 65% to 75% of the total. Humus assumes an important role as a fertility component of all soils, far in excess of the percentage contribution it makes to the total soil mass.

         o HUMIC SUBSTANCES: Humic substances are the components of humus and as such are high molecular weight compounds that together form the brown and black hydrophilic, molecularly flexible, polyelectrolytes called humus. They function to give the soil structure, porosity, water holding capacity, cation and anion exchange, and are involved in the chelation of mineral elements. Humic substances can be subdivided into three major fractions (1) humin, (2) humic acids, and (3) fulvic acids.

         o HUMATES: Humates are metal (mineral) salts of humic or fulvic acids. Within any humic substance, there are a large number of complex humate molecules, and the humate composition of any one humic substance is specific for the substance. Thus there exists a large variability in the molecular composition of different humic substances.

         The most biochemically active and plant responsive components of fertile soil are humic and fulvic acids. The decisions to replace and maintain adequate levels of humic/fulvic acids in the soil creates a positive economic and ecological impact. Humic acids are the end result of the decomposition of plant and animal matter, which exist in the final phase of the humification process of soils. Humification is the process wherein crop residues, leaves, stalks, cover crops, manure's, etc., are first broken down by soil micro-organisms. Various enzymes, fungi and bacteria then break down the cellulose. Further activity and breakdown by very specific fungi and bacteria finally result in the mineralization of humic acids from the material that is commonly referred to as "humus". Simply put, humic acids are derived from various organic materials that are commonly turned under by farmers throughout the world to derive well-known benefits.

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

         Humates are commercially obtained from large layers of oxidized leonardite deposits in the earth formed by decomposition of organic material. In their natural state, humic acids are acidic in nature, and completely insoluble. Humatech has developed a process whereby humic acids are extracted in a manner that will produce a viable, efficacious product that consistently exhibits the attributes expected by all concerned.

Our Fertilizer Products

         We manufacture and distribute organic based fertilizer products to three primary groups: (A) growers of agricultural crops, (B) golf courses and commercial landscapers, and (C) mass merchandisers and independent nurseries in the lawn and garden market. Our fertilizer products accounted for 64% of our sales last year.

         In the agriculture market, we offer the following fertilizer products:

         o AGRI-HUME (Chipped or Powder). A highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available. It contains over 40 naturally occurring elements.

         o MAXIMIZE. A multi-functional humic and fulvic acid liquid blend. MAXIMIZE increases nutrient uptake, accelerates root growth, reduces fruit shed, provides even maturity, and acts as a food source for beneficial micro-organisms. MAXIMIZE is also effective as an extender for herbicides and fungicides.

         o SLINGSHOT. A concentrated liquid fulvic acid extract. Due to its unique carbon based molecular structure, SLINGSHOT a very effective chelating compound and may be piggybacked with insecticide applications.

         o NITRO-PLUS (18-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 18% nitrogen, which enhances the delivery of nitrogen to the plant in the most compatible salt free form available. This product may also be piggybacked with insecticide application.

         o MACRO-PLUS (8-16-4). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with N-P-K and selected trace elements. Designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and act as a natural plant growth regulator. This product may also be piggybacked with insecticide application.

         o IRON-PLUS (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 12% nitrogen, plus 4% Iron, 6% sulfur, 1% zinc, 1% calcium, .5% manganese and selected trace elements. A product for foliar applications on citrus and turf where iron uptake is limited by excessive soil-based salts. This product may also be piggybacked with insecticide applications.

         o ZINC-PLUS (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 12% nitrogen, plus 4% zinc, 6% sulfur, 1% iron, 1% calcium, .5% manganese and selected trace elements. A product designed to help retard plant shutdown and decrease shedding which is best utilized for late season foliar application on cotton and other row crops. This product may also be piggybacked with insecticide applications.

         o CALCIUM-PLUS (13-0-0). This product contains 12.5% calcium in a fulvic acid base. This truly soluble calcium and nitrogen provides fast plant growth and reduced shed of blooms and fruit. Boron can be added to this combination and will eliminate blossom end rot in most flowering plants.

       In the golf course, commercial landscaping, and home, lawn and garden market, we offer the following fertilizer products:

         o ORGANIC ADVANTAGE HOUSE PLANT SOLUTION READY TO USE. A pre-diluted product ready to use foliar spray for house plants which enhances plant growth and bloom setting, increases plant health, and greens house plants.

         o ORGANIC ADVANTAGE SOIL BUILDER. A multi-functional humic and fulvic acid liquid extract that will accelerate the release humic material that improves soil structure, fertility, optimizes plant health, maximizes garden crop yield and acts as a food source for beneficial microorganisms, and enhances the effectiveness of fertilizers. When diluted, ORGANIC ADVANTAGE SOIL BUILDER is also effective as a transplant solution that eliminates the shock of transplanting potted plants, trees, and shrubs.

         o ORGANIC ADVANTAGE LAWN FOOD. This product, fortified with 18% nitrogen, helps carry nitrogen delivery to the plant in the most compatible salt free form available, thus maximizing plant response to the uptake of nitrogen without burning lawns. This product may also be piggybacked with insecticide application.

         o ORGANIC ADVANTAGE PLANT FOOD. The product is fortified with N-P-K (8-16-4) and selected trace elements which is designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and improve garden production. Its unique salt free composition will not burn foliage. This product may be piggybacked with insecticide applications.

         o ORGANI-GRO COMPLETE. A fortified chipped or powder based 8-12-4 truly complete humate based plant food and soil conditioner that greatly enhances the plant vigor and color, and improves overall soil health. This product is a highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available and over 40 naturally occurring elements.

Our Animal Feed Supplements Products
------------------------------------

         We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Sales of our animal feed supplements accounted for 10% of our sales last year. Our animal feed supplement products consist of:

         o Promax LPX1605, LPX1616, and DPX4610. All are organic, non-toxic feed ingredients that have been field tested to provide the following results: 1) provide an all-natural source of nutritional iron; 2) increase the viability of rumin in stomachs of ruminant animals; 3) reduce feedlot animal waste; 4) increase average daily weight gain; 5) reduce (improve) feed conversion ratio; 6) reduce stress from shipping fever; and 7) increase calcium intake. All the data on the benefits of our LPX and DPX products have been gathered from scientific research from extensive research trials at Texas A&M University.

         o PROMAX. An organic, non-toxic feed ingredient used for non-ruminant animals that accomplishes the following: 1) reduces feedlot animal waste order; 2) increases average daily weight gain; 3) reduces (improves) feed conversion ratio; 4) reduces stress from shipping fever. All the data on the benefits of PROMAX have been gathered from scientific research from extensive research trials at Texas Tech University.

Our Bio-Remediation Products
----------------------------

         We manufacture a limited line of products that assist in the removal of contaminants from the soil. Our bio-remediation products did not account for any of our sales last year, and are not expected to account for any material portion of our sales in the fiscal year ended April 30, 2002. Our bio-remediation products are:

         o SALT AWAY and BIOLIMINATE. This two-product-line system is designed to bio-remediate soils on site for removal of salt and oil contamination. SALT AWAY is a multi-component aqueous solution which, when properly applied, reduces excess salt in the soil to a level that allows plant growth to begin again. BIOLIMINATE markedly accelerates the biodegradation of organic hazardous waste in the soil. BIOLIMINATE addresses two factors which limit the biodegradation process: 1) The lack of homogeneous exposure of the contaminant to indigenous or applied bacteria, and 2) the viability of the bacteria available to metabolize the contaminant.

Distribution of Our Products
----------------------------

         In general, we will utilize three formal channels of distribution. The first is a network of 250 agriculture dealers/distributors who will continue to represent and expand the sales volume of our products in the agricultural row crop segment in almost every state. The second is direct sales representatives who will market and distribute products through large established buyer groups, and distributors into selected markets such as the lawn and garden and home improvement markets, geographical areas not represented by an established dealer/distributor network and key accounts. The third channel is the use of executive sales on strategic key accounts, and the international segment will be managed by Company management on a selective basis. As the accounts and segments become active clients, the involvement of our executives and Advisory Board Members will decrease as direct sales representatives are assigned specific responsibility to the clients.

         The small firms that do exist in the humate industry to not have established, specific, and formal channels of distribution. The competition uses direct sales by executives and owners in regional areas where the product is produced. Market penetration is very difficult beyond their sphere of influence.

         Several channels are necessary due to the type, nature, and number of customer profiles, geography, seasonal variations, and efficient use of funds. The current sales and marketing strategy is to maximize market coverage and efficiency with a minimum amount of cost to optimize sales revenues. As the Company grows in revenues and geographical size, it is anticipated that the distribution channels and the sales and marketing organization will change to meet market demands. Our distribution channels outlined by market segment are summarized as follows:

---------------------------- --------------- -------------- --------------------
Market Segments              Executive Sales  Direct Sales  Distributors/Dealers
---------------------------- --------------- -------------- --------------------
Agriculture--Row Crop                               XX               XX
Animal Feed Ingredient              XX              XX               XX
Lawn/Garden/Home Improvement                        XX               XX
Bioremediation                                      XX               XX
International                       XX                               XX
---------------------------- --------------- -------------- --------------------

Raw Materials and Manufacturing Our Products
--------------------------------------------

         We purchase a significant amount of chemicals and raw materials from the open market. The majority our humates are purchased from a single supplier, controlled by our Chairman David G. Williams, because the product is made to specific formulation not known to other suppliers and at a significantly lower price than other suppliers.

Competition
-----------

         The market place does not have any significant competitors, with respect to size, financial strength, and market distribution, that manufacture humate-based trace element products and animal feed ingredients. The financial and market strengths of competitive firms do not present any major competitive factors. Although some of the subject companies have been in business a long time, they are regional in scope and their experience limits their sales to the local client and type of crops grown. Most of the companies are small, independent, and geographically restricted that manufacture and market a very limited type of dry product or liquid humic acid into the agricultural crops arena. We will assist our distributors that are established in that same area, through technical support, local advertising, and customer service.

         We intend to establish ourselves in the market by providing a high quality product at a reasonable cost to the customer, and by providing exceptional personal service through our distribution channels. We believe that, given the choice, most consumers of our products would choose to use environmentally-friendly products over chemical-based products.

Hoof and Mouth Disease Breakout in European Union
-------------------------------------------------

         In February 2001, an outbreak of Hoof and Mouth Disease occurred throughout the United Kingdom, and later in parts of Europe. As a result, there was an immediate ban on the sale and shipment of almost all products to local farmers.

         At the time of the outbreak, we had, through Humatech, Ltd., started test trials with one of the largest pig breeding and genetics companies in the UK, had met with at least five potential new customers in the area, and had a purchase order for $250,000 of our fertilizer products. As a result of these developments, we had purchased a large amount of inventory. When the outbreak occurred, all sales were cancelled, as were the test trials, leaving with us a larger-than-usual amount of inventory and reduced sales.

         As a result of the outbreak, we have focused our efforts primarily in the United States, and our management believes that we can sustain our operations without overseas sales. However, when Hoof and Mouth Disease is under control again in the UK, we intend to re-approach our potential customers and pursue sales overseas again.

Patents and Trademarks
----------------------

         We have applied for and received trademark protection for most of our product names. We have applied for and received two patents. The first was an application for an "animal feed additive containing humates and a method of using this additive", applied for in 1999. The second was an application for a "Positive Displacement Pump", applied for in 2001.

         We rely on intellectual property laws and confidentiality and license agreements with key employees, customers and others to protect our intellectual property rights. Because of the complexity and growing importance of intellectual property rights, there can be no assurance that we will be able to protect our proprietary rights on a global basis. Moreover, the expense of enforcing our rights may limit or prohibit us from effective protection. To the extent we engage in any activity that is found to be the proprietary right of another, we may have to cease or obtain a license.

Research and Development
------------------------

         During the last two fiscal years, we have spent approximately 25% of our personnel resources, and 10% of our financial resources, on research and development activities. These costs are borne primarily by us, and are not directly passed on to our customers except in the appropriate pricing of our products.

Environmental Matters
---------------------

         We currently are, and will continue to be, subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency (EPA), the Occupational Safety and Health Administration (OSHA), various state agencies and county and local authorities. Among other things, these regulatory bodies impose requirements to control air, soil, and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. There can be no assurance that we will not be subject to claims of employees relating to future exposure to hazardous chemicals and substances, which could have a material adverse effect on our results of operations. If we fail to comply with applicable laws and regulations, we could be subject to civil remedies, including fines and injunctions as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.

         Federal and state authorities do not regulate the manufacture and sale of our specific products. As a result, compliance with regulatory authorities is not a material expense, nor does it currently have a material impact on our potential profitability. We have obtained all required general state permits and licenses to operate our facilities. There can be no assurance that our operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

Inflation
---------

         Inflation has not historically been a material factor in our operations and is not expected to have a material impact on our operations in the future.

Foreign Operations
------------------

         In November 1998, we entered into a letter of intent for the purpose of establishing a joint venture to promote and sell our products into the European Union of Countries. On November 12, 1998, we formed a new entity named Humatech, Ltd., of which we own a 45% interest, with the remaining interest owned by Eurpean-based investors. We conduct business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties. Sales to Humatech, Ltd. accounted for 15% of our sales last year.

Employees
---------

         As of August 7, 2001, we employed a total of seven full-time and two part-time employees, two of which were officers, 3 of which were engaged in manufacturing activities, 3 of which were engaged in sales activities, and one of which was engaged in administrative activities.

ITEM 2 - DESCRIPTION OF PROPERTY

         We maintain our executive and administrative offices at 1718 Fry Road, Suite 450, Houston, Texas 77084. We are subject to a three (3) year lease which expires on January 31, 2002 with monthly rental payments of approximately $1,418. The lease contains an option to renew for an additional three (3) years at the then current market rental rates.

         Our warehouse, manufacturing and distribution facility is located 27711 Katy Freeway, Katy, Texas 77494. We executed a one (1) year operating lease for this facility on September 1, 2002, which is now a month-to-month lease, requiring monthly payments of approximately $1,800. At this facility, we maintain all of our manufacturing equipment. We anticipate that this facility will be sufficient to handle our warehouse and production requirements until our sales exceed approximately $5 to $6 million annually.

ITEM 3 - LEGAL PROCEEDINGS

         We are not currently involved in any legal proceedings as either plaintiff or defendant, nor are we currently aware of any threatened legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fiscal year.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock is traded on the OTC Bulletin Board under the symbol HUMT. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

         Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions.

                                                                   Prices
 Fiscal Year   Period                                            High   Low
 --------------------------------------------------------------------------

 2001          First Quarter (May 1, 2000 - July 31, 2000)       3.00   1.50
               Second Quarter (Aug 1, 2000 - Oct 31, 2000)       2.00   0.41
               Third Quarter (Nov 1, 2000 - Jan 31, 2001)        0.78   0.38
               Fourth Quarter (Feb 1, 2001 - April 31, 2001)     0.56   0.36

 2000          First Quarter (May 1, 1999 - July 31, 1999)       5.13   0.16
               Second Quarter (Aug 1, 1999 - Oct 31, 1999)       4.69   1.44
               Third Quarter (Nov 1, 1999 - Jan 31, 2000)        4.06   1.81 (1)
               Fourth Quarter (Feb 1, 2000 - April 31, 2000)     3.13   1.00

 2002          First Quarter (May 1, 2001 - July 31, 2001)       0.90   0.36

(1) During the period from December 10, 1999 to February 29, 2000, the Company's common stock was de-listed from the OTC Bulletin Board and traded on the Pink Sheets. As a result, historical prices are unavailable.

Holders

         As of April 30, 2001, and August 7, 2001, there were approximately 115 holders of record of the common stock.

Dividend Policy

         We have never declared or paid cash dividends on the common stock and anticipate that all future earnings will be retained as working capital and business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Recent Sales of Unregistered Securities

         In May 2000, we issued 77,000 shares of restricted, unregistered common stock to Linzy Capital, Inc. of Las Vegas, Nevada for the performance of various public relations, capital acquisition and other financial services. This transaction was valued at approximately $96,250, which equaled the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date and charged to operations at the time of issuance. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In June, 2000, we issued an aggregate 77,778 shares of restricted, unregistered common stock to White Mountain Capital Group, LLC of Highland, Utah for cash proceeds of approximately $70,000, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In August 2000, we issued an aggregate 44,000 shares of restricted, unregistered common stock to four shareholders for various services, as noted below. These transactions were valued at an aggregate of approximately $44,000, which equaled the invoiced price of the related services by the respective service provider and the agreed-upon number of shares to be issued in settlement between both parties. Further, the valuation of these transactions also approximated the discounted quoted closing price of the Company's common stock on the date of the transaction and were charged to operations at the time of issuance. The issuances were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

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

         In September 2000, we issued 439,096 shares of restricted, unregistered common stock to U.S. Finance, Inc., a corporation affiliated with John D. Rottweiler, the Company's Vice President and Chief Financial Officer, in payment of outstanding debt of approximately $217,877 and accrued, but unpaid, interest of approximately $45,581. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In September 2000, we issued 1,007,030 shares of restricted, unregistered common stock to John Duke Rottweiler, son of John D. Rottweiler, the Company's Vice President and Chief Financial Officer, in payment of outstanding debt of approximately $554,450 and accrued, but unpaid, interest of approximately $49,568. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In September 2000, we issued 77,500 shares of restricted, unregistered common stock to Ronald Issacson of Apache Junction, Arizona for cash proceeds of approximately $50,000, which approximated the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In December 2000 and March 2001, we issued 50,000 and 33,334 shares of restricted, unregistered common stock, respectively, to Newel Barney of Mesa, Arizona for cash proceeds of approximately $30,000 and $20,000, respectively, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In February and March 2001, we issued 62,500 and 35,500 shares of restricted, unregistered common stock, respectively, to Clifford Barber of Mesa, Arizona for cash proceeds of approximately $25,000 and $14,199, respectively, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In February 2001, we issued 13,000 shares of restricted, unregistered common stock to Wall Street Daily Press Services for the performance of various public relations and other financial services. This transaction was valued at approximately $6,500, which equaled the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date and charged to operations at the time of issuance. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         In March 2001, we issued 18,741 shares of restricted, unregistered common stock to James Adair of Mesa, Arizona for cash proceeds of approximately $7,496, which was in excess of the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the trade date closest to the transaction date. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

         All the proceeds of the above offerings, unless otherwise indicated, were used for general working capital purposes.

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

         During the year ended April 30, 2001, the Company reported net revenues of $195,805, as compared to $207,414 for the year ended April 30, 2000, a decrease of 5.6 %. Of the $195,805 in net revenues for the year ended April 30, 2001, $154,685 (79%) were from domestic sources, while $41,120 (21%) were from sales to Humatech, Ltd., a related party joint venture in the United Kingdom. As of April 30, 2001, and for the year then ended, the Company conducts business with this foreign entity under equal terms and conditions to those of domestic sales to unrelated third parties.

         For the year ended April 30, 2001, the Company had cost of sales equal to $222,284, or 113% of net revenues, as compared to $128,545, or 24.6% of net revenues, for the year ended April 30, 2000. This increase in cost of sales as a percentage of net revenues is due primarily to loss of operating efficiencies associated with a lower level of sales. Of the $222,284 in cost of sales for the year ended April 30, 2001, $56,256 (25%) was materials cost, while $166,028 (75%) was other direct costs.

         Gross profit was equal to a loss of $27,979, or 14% of net revenues, for the year ended April 30, 2001, as compared to $393,588, or 75% of net revenues, for the year ended April 30, 2000. As discussed above, this decrease in gross profit as a percentage of net revenues is due primarily to decreased operating efficiencies associated with a lower level of sales.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

               Name                     Age                    Position
     --------------------------         ---            -----------------------

     David G. Williams52                               President and Director
     John D. "J. D." Rottweiler          56            Chief Financial Officer

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

Board Meetings and Committees
-----------------------------

         During the fiscal year ended April 30, 2001, the Board of Directors met on a weekly basis. All the members of the Board attended the meetings. The written actions were by unanimous consent.

         There are no committees of the Board of Directors.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Officers and Directors
--------------------------------

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

Summary Compensation Table
--------------------------

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


                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation          Long-Term
                                      -------------------          ---------
                                                                  Compensation
                                                                  ------------
                                                                     Awards                    Payouts
                                                                     ------                    -------
                                                        Other      Restricted    Securities                  All
                                         Salary/        Annual        Stock      Underlying     LTIP        Other
Name/Title                     Year       Bonus      Compensation    Awards     Options/SARs   Payouts   Compensation
----------                     ----     --------     ------------    ------     ------------   -------   ------------
David G. Williams,             2001     $175,000 (3)     -0-           -0-          -0-          -0-        $1,940 (1)
President                      2000     $170,833          NA           NA            NA          NA         $1,568 (1)
                               1999     $146,333          NA           NA            NA          NA         $4,938

John D. Rottweiler,            2001     $125,000 (3)     -0-           -0-          -0-          -0-           -0-
Chief Financial Officer        2000     $120,833          NA           NA            NA          NA          $ -0- (2)
                               1999     $ 96,667          NA           NA            NA          NA          $ -0-


(1)      Represents  payments  received  pursuant  to a royalty  agreement.  Mr.
         Williams  also  receives  certain  payments   pursuant  to  contractual
         agreements for various equipment leases.

(2) Mr. Rottweiler is also a creditor to the Company through an approximate $7,270 note payable to The JDR Trust.

(3)      Amounts accrued but not paid during the fiscal year.

Director Compensation
---------------------

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


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                       Number of Securities      Percent of Total
                            Underlying        Options/SAR's Granted
                      Options/SAR's Granted      to Employees In        Exercise of Base
Name                           (#)                 Fiscal Year            Price ($/Sh)         Expiration Date
-----------------------------------------------------------------------------------------------------------------
David G. Williams              -0-                      --                     --                     --

John D. Rottweiler             -0-                      --                     --                     --





               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                             Number of Unexercised         Value of Unexercised
                                                             Securities Underlying      In-The-Money Option/SARs
                     Shares Acquired                       Options/SARs At FY-End (#)         At FY-End ($)
      Name           On Exercise (#)     Value Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
                                               ($)
-----------------------------------------------------------------------------------------------------------------
David G. Williams            -0-               -0-                   - 0 -                          --

John D. Rottweiler           -0-               -0-                   - 0 -                          --




ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 7, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


     Name and Address                       Shares owned       Percentage owned
     ----------------                       ------------       ----------------

David G. Williams                           4,107,455 (1)            39.54%
     1718 Fry Road, Suite 450
     Houston TX 77084

John D. Rottweiler                          1,555,986 (2)            14.97%
     1718 Fry Road, Suite 450
     Houston TX 77084

Bradford A. Musil & T. Bryan Fujimoto
     4779 W. Tyson Street
     Chandler AZ 85226                        738,100 (3)             7.10%

All officers and directors as a group,
     including affiliates                   5,664,241                54.51%


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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions
----------------------------------------------

         The Company has a license agreement with David G. Williams, the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by International Humate Fertilizer Co. The agreement requires a payment of 1.0% of the total gross sales of the Company to David G. Williams.

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
                                                                 ==========

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit
         No.      Description
         --------------------

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

         10.2 Employment agreement by and between International Humate Fertilizer Co. and David G. Williams

         10.3 Employment agreement by and between International Humate Fertilizer Co. and John D. Rottweiler

         10.4     Royalty   agreement  by  and  between   International   Humate
                  Fertilizer Co. and David G. Williams

         10.5     Joint venture agreement for Humatech, Ltd.

         10.7     Lease of Premises located in Houston, Texas.

         10.8     Lease of Premises located in Katy, Texas.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                                  HUMATECH, INC.


Dated: September 20, 2001                         By:      /s/ David G. Williams
       ------------------                            ---------------------------
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


Dated: September 20, 2001                         By:      /s/ David G. Williams
       ------------------                            ---------------------------
                                                               David G. Williams
                                                             Chairman, President
                                            Chief Executive Officer and Director


Dated: September 21,2001                          By:     /s/ John D. Rottweiler
       -----------------                             ---------------------------
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