Form 10QSB
period 2001-10-31
HUMATECH INC
filed 2001-12-19
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________.


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes  ___     No ____.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 17, 2001, there were 14,111,593 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes _____     No __X__
                                                -

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

ITEM  1     FINANCIAL  STATEMENTS

                                 HUMATECH, INC.
                                BALANCE  SHEETS
                        October  31,  2001  and  2000

                                  (UNAUDITED)

                                                October  31,        October  31,
                                                       2001                2000
                                              --------------      --------------
                                 ASSETS
                                 ------
CURRENT  ASSETS
     Cash  on  hand  and  in  bank                $  67,387          $  47,865
     Accounts  receivable  -  trade,
          net  of  allowance  for  doubtful
          accounts  of  $38,061  and
          $-0-,  respectively                       269,471            273,104
     Inventories                                    159,825            185,215
                                                  ---------          ---------
          TOTAL  CURRENT  ASSETS                    496,683            506,184
                                                  ---------          ---------

PROPERTY  AND  EQUIPMENT  -  AT  COST
     Transportation  equipment                      217,133            252,758
     Manufacturing  and  processing  equipment      227,333            189,009
     Office  furniture  and  fixtures                19,012             19,012
                                                    -------           --------
                                                    463,478            460,779
     Accumulated  depreciation                     (206,689)          (205,026)
                                                   --------          ---------
          NET  PROPERTY  AND  EQUIPMENT             256,789            255,753
                                                   --------           --------

OTHER  ASSETS                                         1,914                695
                                                  ---------          ---------

TOTAL  ASSETS                                      $755,386           $762,632
                                                    =======            =======

                     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                     ---------------------------------------

CURRENT  LIABILITIES
     Notes payable to banks and finance companies  $      -           $ 14,000
     Current  maturities  of  long-term  debt        65,443             84,500
     Customer  deposits                                   -              8,800
     Accounts  payable  -  trade                    130,283            105,878
     Due  to  officers                            1,066,812            925,030
                                                  ---------          ---------
          TOTAL  CURRENT  LIABILITIES             1,262,538          1,138,208
                                                  ---------          ---------

LONG-TERM  LIABILITIES
     Long-term  notes  payable,
     net  of  current  maturities                    85,641             82,123
     Notes  and  commitments
     payable  to  affiliates                        330,000            150,000
                                                    -------            -------
          TOTAL  LIABILITIES                      1,678,179          1,370,331
                                                  ---------          ---------

COMMITMENTS  AND  CONTINGENCIES

STOCKHOLDERS'  EQUITY
     Common  stock  -  no  par  value.
          25,000,000  shares  authorized.
          13,169,927  and  8,455,114
          issued  and  outstanding                2,489,829          1,154,633
     Accumulated  deficit                        (3,412,622)        (1,762,332)
                                                  ---------          ---------
          TOTAL  STOCKHOLDERS'  EQUITY             (922,793)          (607,699)
                                                  ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 755,386          $ 762,632
                                                  =========           ========


          See Accompanying Notes to Consolidated Financial Statements



                                          HUMATECH, INC.
                         STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        Six and Three months ended October 31, 2001 and 2000
                                           (UNAUDITED)





                                                  Six months          Six months          Three months          Three months
                                                    ended               ended                ended                 ended
                                                  October 31,         October 31,          October 31,           October 31,
                                                     2001                2000                 2001                  2000
                                                -------------        ------------         -------------         -----------
REVENUES
     Sales, net of discounts
          returns and allowances
            Domestic                             $  168,501           $  150,468           $  106,429            $   62,608
            Related Party - Foreign,
              principally United Kingdom                  -               41,120                    -                41,120
                                                 ----------            ---------            ---------            ----------
          NET REVENUES                              168,501              191,588              106,429               103,728

COST OF SALES                                       124,071               48,528               68,301                20,138
                                                 ----------            ---------            ---------            ----------

GROSS PROFIT                                         44,430              143,060               38,128                83,590
                                                 ----------            ---------            ---------            ----------

OPERATING EXPENSES
              Research and development
              expenses                               18,556                8,050               10,952                 5,550
              Commissions and other
              sales and marketing expenses           27,606               38,378               20,593                25,799
              Officer compensation                  142,709              142,707               75,000                67,707
              Other operating expenses              790,546              183,535              508,474               113,053
              Interest expense                        6,926               37,333                2,185                17,262
              Depreciation expense                   30,081               30,211               16,267                15,551
                                                 -----------           ---------            ---------            ----------
                 TOTAL OPERATING EXPENSES         1,016,424              440,214              633,471               244,922
                                                 -----------           ---------            ---------            ----------

LOSS FROM OPERATIONS                               (971,994)            (297,154)            (595,343)             (161,332)

OTHER INCOME (EXPENSE)                                    -                    -                    -                     -
                                                 -----------           ---------            ---------            ----------

LOSS BEFORE INCOME TAXES                           (971,994)            (297,154)            (595,343)             (161,332)

PROVISION FOR INCOME TAXES                                -                    -                    -                     -
                                                 -----------           ---------            ---------            ----------

NET LOSS                                           (971,994)            (297,154)            (595,343)             (161,332)

OTHER COMPREHENSIVE INCOME                                -                    -                    -                     -
                                                 -----------           ---------            ---------            ----------

COMPREHENSIVE INCOME                              $(971,994)           $(297,154)           $(595,343)            $(161,332)
                                                 ===========           =========            =========            ==========

Net loss per weighted-average
     share of common stock
     outstanding, calculated on
     Net Loss - basic and fully diluted           $   (0.09)           $   (0.03)           $   (0.05)            $   (0.02)
                                                 ===========           =========            =========             =========

Weighted-average number of shares
     of common stock outstanding                 11,365,555            8,792,881           11,958,181             9,115,853
                                                 ===========           =========           ==========             =========

          See Accompanying Notes to Consolidated Financial Statements

                                 HUMATECH, INC.
                         STATEMENTS  OF  CASH  FLOWS
              Six  months  ended  October  31,  2001  and  2000

                                 (UNAUDITED)

                                                                Six  months         Six  months
                                                                  ended               ended
                                                                October  31,        October  31,
                                                                  2001                2000
                                                                 -----                ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  loss  for  the  period                                $(971,994)          $(297,154)
     Adjustments  to  reconcile  net  loss  to
          net cash provided by operating activities
            Depreciation and amortization                          30,268              30,211
            Accrued interest converted to common stock                  -              29,145
            Bad  Debt  expense                                     40,000                   -
            Consulting and legal fees paid withcommon stock       535,750              44,000
            (Increase)  Decrease  in
              Accounts  receivable  -  trade                      (33,186)             95,665
              Inventory                                             1,140             (37,864)
              Other  assets                                             -                (300)
            Increase  (Decrease)  in
              Accounts payable and other accrued liabilities      (81,339)             25,215
              Due  to  officers                                    23,832              70,673
              Customer  deposits                                        -                   -
                                                               -----------          ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES            (455,529)            (40,409)
                                                               -----------          ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Purchase of property and equipment                           (28,023)            (20,890)
                                                                  --------             -------
CASH  FLOWS  USED  IN  INVESTING  ACTIVITIES                      (28,023)            (20,890)
                                                                  --------             -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Principal  payments  on  loans  payable                      (29,372)            (37,646)
     Proceeds  from  sale  of  common  stock                      580,000             120,000
                                                                  -------             -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES             550,628              48,907
                                                                  -------             -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   67,076              21,055

Cash  and  cash  equivalents  at  beginning  of  period               311              26,810
                                                                  -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  67,387           $  47,865
                                                                 ========            ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest  paid  for  the  period                          $    6,739          $    8,576
                                                                =========           =========
     Income  taxes paid for the period                         $        -          $        -
                                                                =========           =========

          See  Accompanying  Notes  to  Consolidated  Financial  Statements

                                 HUMATECH, INC.
                                   FORM 10-QSB

                                    NOTES TO
                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2001

NOTE  A  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Humatech, Inc. (Company) was incorporated on February 2, 1988 under the laws of the State of Illinois. The Company is engaged in the development, manufacture and sale of carbon-based humate products for use in the commercial agriculture, animal feed and home horticulture markets.

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

NOTE  B  -  GOING  CONCERN  UNCERTAINTY

The  Company  has  incurred  cumulative  net  operating  losses of approximately
$(2,440,000) and has used cumulative cash in operating activities of approximately $(885,000) during the period from May 1, 1997 through April 30, 2001. Further, the Company continues to experience net operating losses and use cash in operating activities during Fiscal 2002.

During the second quarter of Fiscal 2002, the Company began to ship quantities of the Company's products into the retail lawn and garden market. Further, the Company is beginning to see increased demand and new inquiries for the Company's product into the animal feed supplement market, both domestically and foreign. Management is optimistic that these developments will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

NOTE  B  -  GOING  CONCERN  UNCERTAINTY  (CONTINUED)

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

1.          Cash  and  cash  equivalents
            ----------------------------

            The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.          Accounts  receivable  and  revenue  recognition
            -----------------------------------------------

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

4.          Property,  plant  and  equipment
            --------------------------------

            Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 4 to 10 years, using the straight-line method.

            Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.          Research  and  development  expenses
            ------------------------------------

            Research and development expenses are charged to operations as incurred.

6.          Advertising  expenses
            ---------------------

            Advertising and marketing expenses are charged to operations as incurred.

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

7.          Income  taxes
            -------------

            The Company utilizes the asset and liability method of accounting for income taxes. At October 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8.          Loss  per  share
            ----------------

            Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position. As of October 31, 2000, the Company had no warrants and/or options issued and outstanding.

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

NOTE  E  -  FIXED  ASSETS

During Fiscal 2000, all equipment being financed under related party leases was refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:
                                              October  31,          October  31,
                                                     2001                  2000
                                               -----------           -----------
               Vehicles
                 Related  party                  $29,480               $29,480
               Manufacturing  and
                 processing  equipment
                 Unrelated                        68,511                19,691
                 Related  party                        -                     -
                                               -----------           -----------
                                                  97,991                49,171
               Accumulated  depreciation         (47,156)              (36,664)
                                                  ------                ------

                                                 $50,835               $12,507
                                                  ======                ======
NOTE  F  -  DUE  TO  OFFICERS

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the three months ended October 31, 2001 and 2000, respectively, the Company paid or accrued approximately $942 and $1,919 for royalties under this agreement.

NOTE  F  -  DUE  TO  OFFICERS  (CONTINUED)

The Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer. The agreement covered the initial term from July 1, 1996 through June 30, 2001 and automatically renewed on August 1, 2001 for successive two (2) year terms. The agreement requires annual compensation payments of $175,000.

The Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Chief Financial Officer. The agreement covered the initial term from July 1, 1996 through June 30, 2001 and automatically renewed on August 1, 2001 for successive two (2) year terms. The agreement requires annual compensation payments of $125,000.

As of October 31, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                              October  31,          October  31,
                                                     2001                  2000
                                              -----------           ------------
               Officer  compensation          $1,066,812              $925,030
               Royalty  fees                           -                     -
                                             ------------           ------------

                                              $1,066,812              $925,030
                                             ============           ============

Future  amounts  due  under  the  employment  agreements  are  as  follows:

                                              Year  ending
                                                pril  30,              Amount
                                              ------------            --------

                                                2002                  $300,000
                                                2003                   300,000
                                                2004                    50,000
                                                                      --------

                                               Totals                 $650,000
                                                                      ========

NOTE  G  -  INCOME  TAXES

The components of income tax (benefit) expense for the six months ended October 31, 2001 and 2000, respectively, are as follows:

                                              October  31,          October  31,
                                                     2001                  2000
                                              -----------            -----------
               Federal:
                    Current                  $          -           $          -
                    Deferred                            -                      -
                                              -----------            -----------
                                                        -                      -
                                              -----------            -----------
               State:
                    Current                             -                      -
                    Deferred                            -                      -
                                              -----------            -----------
                                                        -                      -
                                              -----------            -----------

               Total                         $          -           $          -
                                              ===========            ===========

As of April 30, 2001, the Company has a net operating loss carryforward of approximately $2,107,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the six months ended October 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                              October  31,          October  31,
                                                     2001                  2000
                                              -----------           -----------

     Statutory rate applied to earnings
     (loss)  before  income  taxes              $(330,478)            $(101,032)

     Increase (decrease) in income taxes
     resulting  from:
       State  income  taxes                             -                     -
         Other  including  reserve  for
         deferred  tax  asset                     330,478               101,032

       Income  tax  expense                   $         -            $        -
                                               ==========             =========

The deferred current tax asset on the October 31, 2001 and 2000 balance sheets, respectively, consists of the following:
                                              October  31,          October  31,
                                                     2001                  2000
                                              -----------           -----------

     Current  deferred  tax  asset               $716,000              $439,000
       Reserve                                   (716,000)             (439,200)
                                                  -------               -------

       Net  current tax asset                    $      -               $     -
                                             ============          =============

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the years ended April 30, 2001 and 2000, the reserve for the deferred current tax asset increased by approximately $331,800 and 125,000, respectively.

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

NOTE  H  -  COMMON  STOCK  TRANSACTIONS  (CONTINUED)

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

On July 31, 2001, the Company issued 33,334 shares of restricted, unregistered common stock in exchange for $20,000 in cash received from an existing shareholder as an advance customer deposit for anticipated future product purchases, at the time of the initial transaction, during Fiscal 2001.

In  August  2001,  the  Company  completed  negotiations  to  sell  an aggregate
1,375,000 shares of restricted, unregistered common stock, representing approximately 13.23% of the issued and outstanding common stock as of April 30, 2001, for total proceeds of $550,000 cash to an unrelated third party under a private placement letter utilizing an exemption from registration under the applicable Securities laws. All funds due under this Agreement were received by August 27, 2001.

On September 21, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 375,000 shares of common stock. The Company issued 325,000 shares to an individual providing advertising, marketing, administrative and professional networking opportunities to the Company. The Company also issued 25,000 shares to the Company's legal counsel for prior, current and future services to be rendered to the Company. These transactions were valued at the closing quoted price of the Company's common stock at the transaction date, or $0.33 per share. An aggregate $123,750 was charged to operations as a result of these transactions.

On September 27, 2001, the Company issued 15,000 shares of restricted, unregistered common stock to an individual providing various consulting services related to the Company's source of humate material. This transaction was valued at $0.26 per share, which equals the "fair value" of the shares based on the discounted closing price of the Company's common stock on the date of the transaction.

On October 29, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 581,000 shares of common stock. The Company issued these shares to various individuals providing administrative, corporate management consulting and various electronic advertising and information processing services to the Company. These transactions were valued at the closing quoted price of the Company's common stock at the transaction date, or $0.35 per share. An aggregate $203,350 was charged to operations as a result of these transactions.

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

The  following  table  summarizes  all options granted through October 31, 2001:


                      Options          Options          Options          Options          Exercise price
                      granted         exercised        terminated      outstanding          per share
                     ---------        ---------        ----------      -----------        --------------

Financing options      281,241                -                 -          281,241        $0.40  -  $0.60
Consulting  options    200,000                -                 -          200,000             $1.25
                       -------        ---------         ---------       ----------        --------------


     Totals            481,241                -                 -         481,241
                       =======           ======            ======         =======


The weighted average exercise price of all issued and outstanding options at July 31, 2001 is approximately $0.79.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at the respective issuance date(s).

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

NOTE  L  -  SUBSEQUENT  EVENTS

On November 19, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 3,050,000 shares of common stock. The Company issued these 1,050,000 shares to various individuals providing various consulting and legal services to the Company. The remainder of the shares (2,000,000) support underlying options to purchase 2,000,000 shares of stock at exercise prices of either $1.00 or $1.50 per share.

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

     The Company had losses of $595,343 for the three month period ended October 31, 2001, and $971,994 for the six month period ended October 31, 2001. Management continues to be of the opinion that continued marketplace education about the Company's products, foreign demand for the Company's animal feed supplement products and current marketing efforts directed toward retail market consumption will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

RESULTS  OF  OPERATIONS

     During  the  first six months of fiscal year 2002 (period ended October 31,
2001) as compared to the first six months of fiscal year 2001 (period ended October 31, 2000), the Company experienced net revenues of approximately $168,000 and $191,000, respectively. Included in the fiscal year 2001 year-to-date revenues were approximately $41,000 in revenues derived from foreign sources that were not available to the Company during the same period of Fiscal 2002 due to environmental and disease problems in the United Kingdom and on the European continent. All fiscal year 2002 revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the six months ended October 31, 2001 and 2000 were approximately $124,000 (representing 73.635% of sales) and approximately $48,000 (representing 25.33% of sales). The increase in cost of sales is directly related to increases in packaging and shipping costs in preparing the Company's products in container sizes compatible with the retail consumer lawn-and-garden marketplace. Management anticipates similar cost of sales levels in future periods as the Company's penetration into the consumer retail market grows and stabilizes as a component of the Company's business.

     The Company incurred general and administrative expenses totaling approximately $1,016,000 and $440,000, respectively, for the six months ended October 31, 2001 and 2000. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing. Management has engaged a series of manufacturer's representatives to support the Company in its consumer retail marketplace penetration. Commissions will increase proportionally in future periods based on the success of the Company's products in the consumer retail market.

     Additionally, during the six months ended October 31, 2001, the Company incurred a non-cash charges to operations of approximately $535,750 related to various issuances of the Company's common stock to employees and consultants.

     Overall, the Company incurred a net operating loss of approximately $(971,994) and $(297,154) during the first six months ended October 31, 2001 and 2000, respectively, for a net loss per share of approximately $(0.09) and $(0.03) per share, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 31, 2001, the Company had cash of $67,387, accounts receivable of $269,471, and inventories of $159,825. This compares to cash of $47,865, accounts receivable of $273,104, and inventories of $185,215 as of October 31, 2000.

     The Company's current liabilities increased from $1,138,208 at October 31, 2000 to $1,262,538 at October 31, 2001, primarily due to an increase in trade payables and amounts owed to officers. Total liabilities increased from $1,370,331 at October 31, 2000 to $1,678,179 at October 31, 2001.

     The Company's accumulated deficit increased from $1,762,332 at October 31, 2000 to $3,412,622 at October 31, 2001. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

     In August and early September 2001 the Company received $550,000 cash from an investor who purchased 1,375,000 shares of common stock. The investor also received warrants to acquire additional common stock at various prices, exercisable over a period of two to five years, which, if exercised, may also result in additional capital for the Company. Future requirements are dependent upon business activity levels, the availability of internally generated resources and/or the continued availability of credit from related and unrelated parties.

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

     In September and October, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate of 956,000 shares of common stock. The Company issued 931,000 shares to six individuals for employment and consulting services provided to the Company. The Company also issued 25,000 shares to the Company's legal counsel for services rendered to the Company.

     In September, 2001, the Company issued 15,000 shares of restricted, unregistered common stock to a consultant for services rendered to the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5          OTHER  INFORMATION

     Not  applicable.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     None.

(b)  Reports  on  Form  8-K

     On October 18, 2001, the Company filed a Current Report on Form 8-K for the purpose of filing two exhibits supporting the private placement of securities in August 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            HUMATECH,  INC.


December  17,  2001                         /s/  David  G.  Williams
-------------------                         ------------------------------------
                                            David  G.  Williams
                                            President,  Director  and
                                            Chief  Executive  Officer


December  17,  2001                         /s/  John  D.  Rottweiler
-------------------                         ------------------------------------
                                            John  D.  Rottweiler
                                            Vice  President,  Director  and
                                            Chief  Financial  Officer