Form 10QSB
period 2002-01-31
HUMATECH INC
filed 2002-03-15
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes         No.
                                                            ----        ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March March 11, 2001, there were 14,721,593 shares of common stock issued and outstanding.


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

ITEM  1     FINANCIAL  STATEMENTS

                                     HUMATECH,  INC.
                                     BALANCE  SHEETS
                              January  31,  2002  and  2001

                                       (UNAUDITED)


                                                       January  31,           January  31,
                                                              2002                   2001
                                                       ------------          -------------
                               ASSETS
                               ------
CURRENT  ASSETS
  Cash  on  hand  and  in  bank                         $  219,533             $  14,094
  Accounts receivable - trade, net of allowance
    for  doubtful  accounts  of  $38,061
    and  $-0-,  respectively                               231,182               280,952
  Inventories                                              195,165               198,438
                                                         ----------             --------
        TOTAL  CURRENT  ASSETS                             645,880               493,484
                                                         ----------             --------

PROPERTY  AND  EQUIPMENT  -  AT  COST
  Transportation  equipment                                253,824               252,758
  Manufacturing  and  processing  equipment                231,553               192,349
  Office  furniture  and  fixtures                          19,012                19,012
                                                        -----------              --------
                                                           504,389               464,119
  Accumulated  depreciation                               (222,956)             (220,979)
                                                          ---------             --------
        NET  PROPERTY  AND  EQUIPMENT                      281,433               243,140
                                                          ---------              -------

OTHER  ASSETS                                                1,820                   695
                                                          ---------             ---------

TOTAL  ASSETS                                           $  929,133            $  737,319
                                                          =========             =========

                         LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                         ---------------------------------------

CURRENT  LIABILITIES
  Notes payable to banks and finance companies          $        -              $158,425
  Current  maturities  of  long-term  debt                  65,443                     -
  Customer  deposits                                             -                25,800
  Accounts  payable  -  trade                               63,692               117,488
  Due  to  officers                                      1,086,641               934,760
                                                         ---------               -------
        TOTAL  CURRENT  LIABILITIES                      1,215,776             1,236,473
                                                         ---------             ---------

LONG-TERM  LIABILITIES
  Long-term notes payable, net of current maturities       110,382                     -
  Notes  and  commitments  payable  to  affiliates         330,000               330,000
                                                         ---------             ---------
        TOTAL  LIABILITIES                               1,656,158             1,566,473
                                                         ---------             ---------

COMMITMENTS  AND  CONTINGENCIES

STOCKHOLDERS'  EQUITY
  Common  stock  -  no  par  value.
   25,000,000  shares  authorized.
   14,721,593 and 10,150,518 issued and outstanding      3,579,379             1,184,633
  Accumulated  deficit                                  (4,256,404)           (2,013,787)
                                                         ---------             ---------
                                                          (677,025)             (829,154)
  Stock  subscription  receivable                          (50,000)                    -
                                                         ---------              ---------
        TOTAL  STOCKHOLDERS'  EQUITY                      (727,025)             (829,154)
                                                          ---------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  929,133          $    737,319
                                                          =========              ========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                           HUMATECH,  INC.
                      STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  INCOME
                     Nine and Three months ended January  31,  2002  and  2001

                                            (UNAUDITED)



                                            Nine  months         Nine  months       Three  months        Three  months
                                            ended                ended              ended                ended
                                            January  31,         January  31,       January  31,         January  31,
                                            2002                 2001               2002                 2001
                                            ----                 ----               ----                 ----

REVENUES
  Sales,  net  of  discounts,
   returns  and  allowances
    Domestic                                $  173,262          $  154,830          $  4,761             $  4,362
    Related  Party
     Foreign  -  United  Kingdom                     -              41,120                 -                    -
                                            ----------          ------------        -----------          ----------
   NET  REVENUES                               173,262             195,950             4,761                4,362
COST  OF  SALES                                137,254              79,969            13,183               31,441
                                            ----------          ------------        -----------          ----------

GROSS  PROFIT                                   36,008             115,981            (8,422)             (27,079)
                                            ----------          ------------        -----------          ----------

OPERATING  EXPENSES
  Research  and  development  expenses          18,692               9,626               136                1,576
  Commissions  and  selling  expenses           82,004              49,387            54,398               11,009
  Officer  compensation                        225,595             203,124            82,886               60,417
  Other  operating  expenses                 1,366,428             281,295           575,882               97,760
  Interest  expense                             23,167              74,994            16,241               37,661
  Depreciation  expense                         46,348              46,164            16,267               15,953
  Compensation  expense  related  to
   common  stock  issuances  at  less
   than  "fair  value"  upon  exercise
   of  outstanding  stock  options              89,550                   -            89,550                    -
                                            ----------          ----------          -----------          ----------
   TOTAL  OPERATING  EXPENSES                1,851,784             664,590           835,360              224,376
                                            ----------          ----------          -----------          ----------

LOSS  FROM  OPERATIONS                      (1,815,776)           (548,609)         (843,782)            (251,455)

OTHER  INCOME  (EXPENSE)                             -                   -                 -                    -
                                            ----------          ----------          -----------          ----------

LOSS  BEFORE  INCOME TAXES                  (1,815,776)           (548,609)         (843,782)            (251,455)

PROVISION  FOR  INCOME  TAXES                        -                   -                 -                    -

                                            -----------         -----------         -----------          ----------

NET  LOSS                                   (1,815,776)           (548,609)         (843,782)            (251,455)

OTHER  COMPREHENSIVE  INCOME                         -                   -                 -                    -

                                            -----------         -----------         -----------          ----------

COMPREHENSIVE  INCOME                      $(1,815,776)          $(548,609)        $(843,782)           $(251,455)
                                            ===========         ===========         ===========          ==========

Net  loss  per  weighted-average  share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted          $(0.15)             $(0.06)           $(0.06)              $(0.02)

                                            ===========         ===========         ===========          ==========
Weighted-average  number  of  shares
 of  common  stock  outstanding             12,437,368           9,238,905        14,196,647           10,130,953

                                            ===========         ===========         ===========          ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                                     HUMATECH,  INC.
                                             STATEMENTS  OF  CASH  FLOWS
                                     Nine months ended January 31, 2002 and 2001

                                                      (UNAUDITED)


                                                                                     Nine  months          Nine  months
                                                                                     ended                 ended
                                                                                     January  31,          January  31,
                                                                                     2002                  2001
                                                                                     ------------          ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net  loss  for  the  period                                                        $(1,815,776)            $(548,609)
  Adjustments  to  reconcile  net  loss  to
    net  cash  provided  by  operating  activities
      Depreciation  and  amortization                                                     46,629                46,164
      Accrued  interest  converted  to  common  stock                                          -                29,145
      Bad  Debt  expense                                                                  40,000                     -
      Consulting  and  legal  fees  paid  with  common  stock                          1,050,750                44,000
      Compensation  expense  related  to  common  stock
        issuances  at  less  than  "fair  value"  upon  exercise
        of  outstanding  stock  options                                                   89,550                     -
        (Increase)  Decrease  in
          Accounts  receivable - trade                                                     5,103                87,817
          Inventory                                                                      (34,200)              (51,087)
          Other  assets                                                                        -                  (300)
        Increase  (Decrease)  in
          Accounts  payable  -  trade                                                   (102,270)               36,825
          Due  to  officers                                                               43,661                80,403
          Deferred  revenues                                                              (5,800)                    -
          Customer  deposits                                                             (39,860)               17,000
                                                                                         -------                ------
CASH  FLOWS  PROVIDED  BY  (USED  IN)  OPERATING ACTIVITIES                             (722,213)             (258,642)
                                                                                         -------               -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Purchase  of  property  and  equipment                                              (38,934)              (24,230)
                                                                                         -------               --------
CASH  FLOWS  USED  IN  INVESTING  ACTIVITIES                                             (38,934)              (24,230)
                                                                                         -------               --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds  from  loans  payable  to  affiliates                                            -               180,000
     Principal  payments  on  loans  payable                                             (34,631)              (59,844)
     Proceeds from issuance of common stock                                            1,015,000               150,000
                                                                                       ---------              ---------
CASH  FLOWS  PROVIDED  BY  (USED  IN)  FINANCING  ACTIVITIES                             980,369               270,156
                                                                                       ---------              ---------

INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS                                   219,222               (12,716)
Cash  and  cash  equivalents  at  beginning  of  year                                        311                26,810
                                                                                       ---------              ---------

CASH  AND  CASH EQUIVALENTS AT END OF YEAR                                           $   219,533             $  14,094
                                                                                       =========              =========

SUPPLEMENTAL  DISCLOSURE  OF  INTEREST  AND  INCOME  TAXES  PAID
     Interest  paid  for  the  period                                                $    22,886               $46,237
                                                                                       =========              =========
     Income  taxes paid for the period                                               $         -             $       -
                                                                                       =========              =========

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     Transportation  equipment  acquired  with  long-term  financing                 $    30,000             $       -
                                                                                       =========              =========


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

During the second quarter of Fiscal 2002, the Company began to ship quantities of the Company's products into the retail lawn and garden market. Further, the Company continues to see increased demand and new inquiries for the Company's product into the animal feed supplement market, both domestically and foreign. Management remains optimistic that these developments will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

                                  HUMATECH,  INC.

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

7.     Income  taxes
       -------------

The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

                                  HUMATECH,  INC.

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

8.     Loss  per  share
       ----------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2002, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position. As of January 31, 2001, the Company had no warrants and/or options issued and outstanding.


NOTE  D  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE  E  -  FIXED  ASSETS

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:


                                                 January  31,     January  31,
                                                        2002             2001
                                                 -----------      -----------
     Vehicles
       Related  party                              $29,480          $29,480
     Manufacturing  and  processing  equipment
       Unrelated  entities                          68,511           68,511
                                                    ------           ------
                                                    97,991           97,991
     Accumulated  depreciation                     (49,456)         (38,999)
                                                    ------            ------

                                                   $48,535          $58,992
                                                    ======           ======

NOTE  F  -  DUE  TO  OFFICERS

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by the Officer. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the nine months ended January 31, 2002 and 2001, respectively, the Company paid or accrued approximately $1,733 and $1,961 for royalties under this agreement.

                                    HUMATECH,  INC.

NOTE  F  -  DUE  TO  OFFICERS  -  CONTINUED

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

As of January 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                 January  31,     January  31,
                                                        2002            2001
                                                 -----------      -----------
     Officer  compensation                        $1,086,641        $934,760
     Royalty  fees                                         -               -
                                                 -----------      -----------

                                                  $1,086,641        $934,760
                                                 ===========      ===========

Future  amounts  due  under  the  employment  agreements  are  as  follows:


                                                 Year  ending
                                                   April  30,       Amount
                                                -------------      --------

                                                     2002          $300,000
                                                     2003           300,000
                                                     2004            50,000
                                                                   --------

                                                   Totals          $650,000
                                                                   ========

NOTE  G  -  INCOME  TAXES

The components of income tax (benefit) expense for the nine months ended January 31, 2002 and 2001, respectively, are as follows:

                                                 January  31,     January  31,
                                                        2002             2001
                                                 -----------      -----------
     Federal:
       Current                                    $        -       $        -
       Deferred                                            -                -
                                                 -----------      -----------
                                                           -                -
                                                 -----------      -----------
     State:
       Current                                             -                -
       Deferred                                            -                -
                                                 -----------      -----------
                                                           -                -
                                                 -----------      -----------

     Total                                        $        -       $        -
                                                   =========        =========

                                 HUMATECH,  INC.

NOTE  G  -  INCOME  TAXES  -  CONTINUED

As of April 30, 2001, the Company has a net operating loss carryforward of approximately $2,107,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the six months ended January 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                     January  31,          January  31,
                                                            2002                  2001
                                                     -----------           -----------

     Statutory  rate  applied  to  earnings
     (loss)  before  income  taxes                    $(617,364)            $(176,327)

     Increase  (decrease)  in  income taxes
     resulting  from:
       State  income  taxes                                   -                     -
       Other  including  reserve  for  deferred
       tax  asset                                       617,364               176,327
                                                     -----------           -----------

           Income  tax  expense                      $        -            $        -
                                                     ===========           ===========

The deferred current tax asset on the January 31, 2002 and 2001, respectively, consists of the following:


                                                     January  31,          January  31,
                                                            2002                  2001
                                                     -----------           -----------

     Current  deferred  tax  asset                     $716,000              $439,000
       Reserve                                         (716,000)             (439,000)
                                                     -----------           -----------

       Net  current tax asset                        $        -            $        -
                                                     ===========           ===========


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

                              HUMATECH,  INC.

NOTE  H  -  COMMON  STOCK  TRANSACTIONS  -  CONTINUED

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

                                 HUMATECH,  INC.

NOTE  H  -  COMMON  STOCK  TRANSACTIONS  -  CONTINUED

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

Between December 27, 2001 and January 30, 2002 an individual exercised an aggregate 435,000 options to purchase shares of common stock at $1.00 per share, which were issued on November 19, 2001, for aggregate cash proceeds of approximately $435,000. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed fair value of this transaction was calculated using the closing quoted stock price on the date of each respective transaction, or an aggregate $524,550. The differential between the imputed fair value and the actual cash paid was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.


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

                                HUMATECH,  INC.

NOTE  J  -  STOCK  OPTIONS  -  CONTINUED

In May 2000, the Company issued 200,000 stock options to an individual providing consulting services to the Company. The options are fully earned and exercisable at issuance, expire on April 30, 2005 and have an exercise price of $1.25 per share.

On November 19, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 3,050,000 shares of common stock, of which 2,000,000 shares covered options granted to various individuals providing various consulting services to the Company. These stock options have an exercise price of either $1.00 or $1.50 per share.

There were 435,000 options exercised at a price of $1.00 per share during the third quarter of Fiscal 2002.

The  following  table  summarizes  all options granted through January 31, 2002:



                                Options          Options          Options          Options             Exercise  price
                                granted          exercised        terminated       outstanding         per  share
                                -------          ---------        ----------       -----------         ----------------
Financing  options              281,241              -                 -             281,241            $0.40  -  $0.60
Consulting  options           2,200,000           435,000              -           1,765,000            $1.00  -  $1.50
                              ---------          ---------        ----------       -----------         ----------------
     Totals                   2,481,241           435,000              -           2,046,241
                              =========          =========        ==========       ===========


The weighted average exercise price of all issued and outstanding options at January 31, 2002 is approximately $1.20.

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

                                HUMATECH,  INC.

NOTE  K  -  COMMITMENTS  -  CONTINUED

The Company executed an operating lease for its manufacturing facility. The term of the lease is for one (1) year and requires monthly payments of approximately $850. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.

On February 1, 2002, the Company entered into a Research Agreement with Texas Tech University, a non-profit educational institution of the State of Texas, to investigate a natural, organic trace mineral supplement, using the Company's Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor.

The Research Agreement requires aggregate funding of $70,000, to be funded as follows: $17,500 on or before February 1, 2002; $17,500 on or before May 1, 2002; $17,500 on or before August 1, 2002 and $17,500 on or before November 1, 2002. The term of the Research Agreement is for a one year period commencing February 1, 2002.

Under the agreement, Humatech will retain all, if any, patent rights on new discoveries concerning Promax. Texas Tech will receive a royalty of 2.00% of the adjusted gross selling price of any products sold by the Company using any patentable discoveries made during the research covered by this agreement.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Our independent accountant included an explanatory paragraph in their report, stating that the audited financial statements of Humatech, Inc. for the period ending April 30, 2001 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

     The Company had losses of $843,782 for the three month period ended January 31, 2002, and $1,815,776 for the nine month period ended January 31, 2002. Management continues to be of the opinion that continued marketplace education about the Company's products, foreign demand for the Company's animal feed supplement products and current marketing efforts directed toward retail market consumption will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

RESULTS  OF  OPERATIONS

     During  the first nine months of fiscal year 2002 (period ended January 31,
2002) as compared to the first nine months of fiscal year 2001 (period ended January 31, 2001), the Company experienced net revenues of approximately $173,000 and $196,000, respectively. Included in the fiscal year 2001 year-to-date revenues were approximately $41,000 in revenues derived from foreign sources that were not available to the Company during the same period of Fiscal 2002 due to environmental and disease problems in the United Kingdom and on the European continent. All fiscal year 2002 revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the nine months ended January 31, 2002 and 2001 were approximately $137,000 (representing 79.22% of sales) and approximately $80,000 (representing 40.81% of sales). The increase in cost of sales is directly related to increases in packaging and shipping costs in preparing the Company's products in container sizes compatible with the retail consumer lawn-and-garden marketplace. Management anticipates similar cost of sales levels in future periods as the Company's penetration into the consumer retail market grows and stabilizes as a component of the Company's business.

     The Company incurred general and administrative expenses totaling approximately $1,852,000 and $665,000, respectively, for the nine months ended January 31, 2002 and 2001. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing. Management has engaged a series of manufacturer's representatives to support the Company in its consumer retail marketplace penetration. Commissions will increase proportionally in future periods based on the success of the Company's products in the consumer retail market.

     Additionally, during the nine months ended January 31, 2002, the Company incurred a non-cash charges to operations of approximately $1,000,000 related to various issuances of the Company's common stock to employees and consultants and a non-cash charge of approximately $90,000 for the difference between the exercise price of stock options and the "fair value" of the corresponding shares on the date of each respective transaction.

     Overall, the Company incurred a net operating loss of approximately $(1,816,000) and $(549,000) during the first nine months ended January 31, 2002 and 2001, respectively, for a net loss per share of approximately $(0.15) and $(0.06), respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At January 31, 2002 and 2001, respectively, the Company had a working capital deficit of $(570,000) and $(1,073,000). Included in this amount is cash of approximately $220,000 and $14,000 and net accounts receivable of approximately $231,000 and $281,000, respectively.

     Due to the Company's net operating losses, liquidity during the current fiscal year has primarily been provided through the sale of registered and restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

     During August and September 2001, the Company received $550,000 cash from an investor who purchased 1,375,000 shares of common stock. The investor also received warrants to acquire additional common stock at various prices, exercisable over a period of two to five years, which, if exercised, may also result in additional capital for the Company.

     On November 19, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 3,050,000 shares of common stock, of which 2,000,000 shares are held in support of an equivalent number of options to purchase these shares at exercise prices of either $1.00 or $1.50 per share. During December 2001 and January 2002, the holder of these stock options exercised an aggregate 435,000 options to purchase an equivalent number of shares of common stock at a price of $1.00 per share.

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

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     We are not currently involved in any legal proceedings as either plaintiff or defendant.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Pursuant to the terms of that certain Stock Purchase Agreement and Investor Questionnaire dated August 24, 2001 between the Company and Medical Media Technologies, LLC ("MMT"), MMT has a preemptive right for a period of five years from the date thereof to acquire a pro-rata portion of certain non-exempt securities issued by the Company. We have provided notice of these rights to MMT per the terms of our agreement with them, however they have disputed our calculations. We are currently attempting to resolve this dispute.

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

     Between December 27, 2001 and January 30, 2002 an individual exercised an aggregate 435,000 options to purchase shares of common stock at $1.00 per share, for aggregate cash proceeds of approximately $435,000. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed fair value of this transaction was calculated using the closing quoted stock price on the date of each respective transaction, or an aggregate $524,550. The differential between the imputed fair value and the actual cash paid was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5          OTHER  INFORMATION

     Effective December 1, 2001, the Company obtained a $1,000,000 twenty year term life insurance policy from New York Life Insurance Company on the life of its founder, President, and Director David G. Williams. The Company was required to obtain the policy pursuant to the terms of the Stock Purchase Agreement entered into with Medical Media Technology.

     On February 1, 2002, the Company entered into a Research Agreement with Texas Tech University, a non-profit educational institution of the State of Texas, to investigate a natural, organic trace mineral supplement, using the Company's Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor. The Research Agreement requires aggregate funding of $70,000, to be funded as follows: $17,500 on or before February 1, 2002; $17,500 on or before May 1, 2002; $17,500 on or before August 1, 2002 and $17,500 on or before November 1, 2002. The term of the Research
Agreement is for a one year period commencing February 1, 2002. Under the agreement, Humatech will retain all, if any, patent rights on new discoveries concerning Promax. Texas Tech will receive a royalty of 2.00% of the adjusted gross selling price of any products sold by the Company using any patentable discoveries made during the research covered by this agreement.

     On February 4, 2002, the Company received notice of Medical Media Technologies, LLC's nomination of Dale Donaldson to the Company's Board of Directors. Medical Media Technologies, LLC has the right, pursuant to that certain Stock Purchase Agreement and Investor Questionnaire dated August 24, 2001, to nominate one individual to the Company's Board of Directors for so long as they are the holder of at least ten percent of the Company's common stock. Mr. Donaldson has elected to conduct due diligence on the Company prior to his acceptance of an appointment, which is ongoing at the time of this filing.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        None.

(b)     Reports  on  Form  8-K

        None.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        HUMATECH,  INC.


March  14,  2001                                        /s/  David  G.  Williams
----------------                                        ------------------------
                                                        David  G.  Williams
                                                        President, Director  and
                                                        Chief Executive  Officer


March  14,  2001                                        /s/  John  D. Rottweiler
----------------                                        ------------------------
                                                        John  D.  Rottweiler
                                                        Vice President, Director
                                                        and Chief  Financial
                                                        Officer