Form 10KSB
period 2002-04-30
HUMATECH INC
filed 2002-08-01
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-28557


                                 HUMATECH, INC.
             (Exact name of registrant as specified in its charter)

                   ILLINOIS                                  36-3559839
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

          1718 FRY ROAD, SUITE 450
               HOUSTON, TEXAS                                   77084
  (Address of principal executive offices)                    (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (800) 729-0898


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     X     No.
                                                          -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     State issuer's revenues for its most recent fiscal year.       $245,581 for
the  year  ended  April  30,  2002.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $7,226,804, based on the closing price of $0.84 for the common stock on July 24, 2002.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 24, 2002, there were 15,421,593 shares of common stock, no par value, issued and outstanding.

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

                     Transitional Small Business Disclosure
                               Format (check one):

                              Yes   No      X    .
                                        ----------

                                 HUMATECH, INC.

                                TABLE OF CONTENTS
                                -----------------

                                     Part I

ITEM  1  -  DESCRIPTION  OF  BUSINESS                                          2
-------------------------------------

ITEM  2  -  DESCRIPTION  OF  PROPERTY                                          9
-------------------------------------

ITEM  3  -  LEGAL  PROCEEDINGS                                                 9
------------------------------

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       10
-----------------------------------------------------------------------

                                    Part II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND RELATED STOCKHOLDER MATTERS      11
------------------------------------------------------------------------

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
---------------------------------------------------
            OR  PLAN  OF  OPERATION                                           12
            ------------------------

ITEM  7  -  FINANCIAL  STATEMENTS                                             19

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
-----------------------------------------------------------------
            ACCOUNTING AND FINANCIAL  DISCLOSURE                              19
            ------------------------------------

                                    Part III

ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
---------------------------------------------------------------------
            PERSONS; COMPLIANCE  WITH  SECTION  16(a)  OF  THE EXCHANGE ACT   20
            ---------------------------------------------------------------

ITEM  10  -  EXECUTIVE  COMPENSATION                                          21
------------------------------------

ITEM  11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   23
---------------------------------------------------------------------------

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               24
---------------------------------------------------------------

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            25
--------------------------------------------------

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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

HISTORY

     Humatech, Inc. was originally incorporated in the State of Illinois on February 2, 1988 under the name of Midwest Enterprise Consultants, Inc. as a consulting and marketing services company. From our inception until April 1997, we were engaged primarily in the business of providing consulting services.

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

Industry  Overview
------------------

     In 1980, the United States Department of Agriculture released a report entitled Report and Recommendations on Organic Farming that cited the concerns expressed by farmers, environmental groups, and the general public about the adverse effects the petroleum-based U.S. agriculture production system has had on the productive capacity of U.S. soils. They were especially concerned about the extensive use of cash crops and agricultural chemicals, both fertilizers and pesticides. Among the major concerns were:

- Increased cost of, and dependence on, external inputs of chemicals and energy;
- Continued decline in soil productivity from excessive soil erosion and nutrient runoff losses;
-     Contamination  of surface and groundwater from fertilizers and pesticides;
- Hazards to human and animal health and to food quality and safety from agricultural chemicals;
-     Demise  of  the  family  farm  and  localized  marketing  system.

     As a result of these concerns and others, a new philosophical view of agriculture, termed "sustainable agriculture," has developed. A sustainable agriculture system centers around the need to develop a more environmentally compatible agricultural system, one that has a long-term dimension, makes more efficient use of energy, does not destroy the ecological balance of the environment, is non-polluting, and is favorable for the survival of humans and all other species.

     A brief discussion of several important terms will clarify the significance of humic substances, what we do and propose to do in the future, and what products and services will be marketed.

- ORGANIC MATTER: Organic matter is a grouping of carbon containing compounds which have originated from living beings and deposited on or within the earth's structural components. Soil organic matter includes the remains of all plant and animal bodies which have fallen on the earth's surface or purposely applied by man in the form of organically synthesized pesticides. When organic matter is burned, there remains a residual ash. The residual ash is composed of the minerals, trace elements required by plants and animals during their normal growth processes. Thus organic matter contains mineral elements required by plants and animals.

- HUMUS: Humus is a brown to black variable complex of carbon containing compounds not recognized under a light microscope as possessing cellular organization in the form of plant and animal bodies. Humus is separated from the non-humic substances such as carbohydrates (a major fraction of soil carbon), fats, waxes, alkanes, peptides, amino acids, proteins, lipids, and organic acids by the fact that distinct chemical formulae can be written for these non-humic substances. Microorganisms within the soil rapidly degrade most small molecules of non-humic substances. In contrast soil humus is slow to decompose (degrade) under natural soil conditions. When in combination with soil minerals, soil humus can persist in the soil for several hundred years. Humus is the major soil matter component, making up 65% to 75% of the total.
Humus assumes an important role as a fertility component of all soils, far in excess of the percentage contribution it makes to the total soil mass.

- HUMIC SUBSTANCES: Humic substances are the components of humus and as such are high molecular weight compounds that together form the brown and black hydrophilic, molecularly flexible, polyelectrolytes called humus. They function to give the soil structure, porosity, water holding capacity, cation and anion exchange, and are involved in the chelation of mineral elements. Humic substances can be subdivided into three major fractions (1) humin, (2) humic acids, and (3) fulvic acids.

- HUMATES: Humates are metal (mineral) salts of humic or fulvic acids. Within any humic substance, there are a large number of complex humate molecules, and the humate composition of any one humic substance is specific for the substance. Thus there exists a large variability in the molecular composition of different humic substances.

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

Our  Fertilizer  Products
-------------------------

     We manufacture and distribute organic based fertilizer products to three primary groups: (A) growers of agricultural crops, (B) golf courses and commercial landscapers, and (C) mass merchandisers and independent nurseries in the lawn and garden market. Our fertilizer products accounted for approximately 80% of our sales last year.

     In  the  agriculture  market,  we  offer the following fertilizer products:

- AGRI-HUME (Chipped or Powder). A highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available. It contains over 40 naturally occurring elements.

- MAXIMIZE. A multi-functional humic and fulvic acid liquid blend. MAXIMIZE increases nutrient uptake, accelerates root growth, reduces fruit shed, provides even maturity, and acts as a food source for beneficial micro-organisms.
MAXIMIZE  is  also  effective  as  an  extender  for  herbicides and fungicides.

- SLINGSHOT. A concentrated liquid fulvic acid extract. Due to its unique carbon based molecular structure, SLINGSHOT a very effective chelating compound and may be piggybacked with insecticide applications.

- NITRO-PLUS (18-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 18% nitrogen, which enhances the delivery of nitrogen to the plant in the most compatible salt free form available. This product may also be piggybacked with insecticide application.

- MACRO-PLUS (8-16-4). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with N-P-K and selected trace elements. Designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and act as a natural plant growth regulator. This product may also be piggybacked with insecticide application.

- IRON-PLUS (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 12% nitrogen, plus 4% Iron, 6% sulfur, 1% zinc, 1% calcium, .5% manganese and selected trace elements. A product for foliar applications on citrus and turf where iron uptake is limited by excessive soil-based salts. This product may also be piggybacked with insecticide applications.

- ZINC-PLUS (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 12% nitrogen, plus 4% zinc, 6% sulfur, 1% iron, 1% calcium, .5% manganese and selected trace elements. A product designed to help retard plant shutdown and decrease shedding which is best utilized for late season foliar application on cotton and other row crops. This product may also be piggybacked with insecticide applications.

- CALCIUM-PLUS (13-0-0). This product contains 12.5% calcium in a fulvic acid base. This truly soluble calcium and nitrogen provides fast plant growth and reduced shed of blooms and fruit. Boron can be added to this combination and will eliminate blossom end rot in most flowering plants.

     In the golf course, commercial landscaping, and home, lawn and garden market, we offer the following fertilizer products:

- ORGANIC ADVANTAGE HOUSE PLANT SOLUTION READY TO USE. A pre-diluted product ready to use foliar spray for houseplants that enhances plant growth and bloom setting, increases plant health, and greens house plants.

- ORGANIC ADVANTAGE SOIL BUILDER. A multi-functional humic and fulvic acid liquid extract that will accelerate the release humic material that improves soil structure, fertility, optimizes plant health, maximizes garden crop yield and acts as a food source for beneficial microorganisms, and enhances the effectiveness of fertilizers. When diluted, ORGANIC ADVANTAGE SOIL BUILDER is also effective as a transplant solution that eliminates the shock of transplanting potted plants, trees, and shrubs.

- ORGANIC ADVANTAGE LAWN FOOD. This product, fortified with 18% nitrogen, helps carry nitrogen delivery to the plant in the most compatible salt free form available, thus maximizing plant response to the uptake of nitrogen without burning lawns. This product may also be piggybacked with insecticide application.

- ORGANIC ADVANTAGE PLANT FOOD. The product is fortified with N-P-K (8-16-4) and selected trace elements which is designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and improve garden production. Its unique salt free composition will not burn foliage. This product may be piggybacked with insecticide applications.

- ORGANIC ADVANTAGE BLOOM SET LEAF SPRAY. This product, designed for indoor use, stimulates the bloom set, builds strong roots, and provides plant nutrition through the leaves.

- ORGANIC ADVANTAGE INDOOR PLANT AND BLOOM. This product, designed for indoor use, builds strong roots, stimulates the bloom set, improves soil structure and aeration, and improves a plant's water holding capacity.

Our  Animal  Feed  Supplements  Products
----------------------------------------

     We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Sales of our animal feed supplements accounted for approximately 20% of our sales last year.

     Our  animal  feed  supplement  products  consist  of:

- PROMAX. An organic, non-toxic feed ingredient used for non-ruminant animals that provides an all-natural source of nutritional iron. All the data on the benefits of PROMAX have been gathered from scientific research from extensive research trials at Texas A&M University and Texas Tech University.

Our  Bio-Remediation  Products
------------------------------

     We manufacture a limited line of products that assist in the removal of contaminants from the soil. Our bio-remediation products did not account for any of our sales last year, and are not expected to account for any material portion of our sales in the fiscal year ended April 30, 2003.

     Our  bio-remediation  products  are:

- SALT AWAY and BIOLIMINATE. This two-product-line system is designed to bio-remediate soils on site for removal of salt and oil contamination. SALT AWAY is a multi-component aqueous solution which, when properly applied, reduces excess salt in the soil to a level that allows plant growth to begin again. BIOLIMINATE markedly accelerates the biodegradation of organic hazardous waste in the soil. BIOLIMINATE addresses two factors which limit the biodegradation process: 1) The lack of homogeneous exposure of the contaminant to indigenous or applied bacteria, and 2) the viability of the bacteria available to metabolize the contaminant.

Distribution  of  Our  Products
-------------------------------

     In general, we will utilize three formal channels of distribution. The first is a network of agriculture dealers/distributors who will continue to represent and expand the sales volume of our products in the agricultural row crop segment in almost every state. The second is direct sales representatives who will market and distribute products through large established buyer groups, and distributors into selected markets such as the lawn and garden and home improvement markets, geographical areas not represented by an established dealer/distributor network and key accounts. The third channel is the use of executive sales on strategic key accounts, and the international segment will be managed by our management on a selective basis. As the accounts and segments become active clients, the involvement of our executives and Advisory Board Members will decrease as direct sales representatives are assigned specific responsibility to the clients.

     The small firms that do exist in the humate industry to not have established, specific, and formal channels of distribution. The competition uses direct sales by executives and owners in regional areas where the product is produced. Market penetration is very difficult beyond their sphere of influence.

     Several channels are necessary due to the type, nature, and number of customer profiles, geography, seasonal variations, and efficient use of funds. The current sales and marketing strategy is to maximize market coverage and efficiency with a minimum amount of cost to optimize sales revenues. As we grow in revenues and geographical size, it is anticipated that the distribution channels and the sales and marketing organization will change to meet market demands. Our distribution channels outlined by market segment are summarized as follows:

Market Segments                Executive    Direct Sales  Distributors/Dealers
                                 Sales
Agriculture-Row Crop . . . .                    XX               XX
Animal Feed Ingredient . . .      XX            XX               XX
Lawn/Garden/Home Improvement                    XX               XX
Bioremediation . . . . . . .                    XX               XX
International. . . . . . . .      XX                             XX

Raw  Materials  and  Manufacturing  Our  Products
-------------------------------------------------

     We purchase a significant amount of chemicals and raw materials from the open market. The majority of our humates are purchased from a single supplier, controlled by our Chairman David G. Williams, because the product is made to specific formulation not known to other suppliers and at a significantly lower price than other suppliers.

Competition
-----------

     We do not have any significant competitors, with respect to size, financial strength, and market distribution, that manufacture humate-based trace element products and animal feed ingredients. The financial and market strengths of competitive firms do not present any major competitive factors. Although some of the subject companies have been in business a long time, they are regional in scope and their experience limits their sales to the local client and type of crops grown. Most of the companies are small, independent, and geographically restricted which manufacture and market a very limited type of dry product or liquid humic acid into the agricultural crops arena. We will assist our distributors that are established in that same area, through technical support, local advertising, and customer service.

     We intend to establish ourselves in the market by providing a high quality product at a reasonable cost to the customer, and by providing exceptional personal service through our distribution channels. We believe that, given the choice, most consumers of our products would choose to use environmentally-friendly products over chemical-based products.

Hoof  and  Mouth  Disease  Breakout  in  European  Union
--------------------------------------------------------

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

Patents  and  Trademarks
------------------------

     We have applied for and received trademark protection for most of our product names. We have applied for and received two patents. The first was an application for an "animal feed additive containing humates and a method of using this additive", applied for in 1999. The second was an application for a "Positive Displacement Pump", applied for in 2001.

     We rely on intellectual property laws and confidentiality and license agreements with key employees, customers and others to protect our intellectual property rights. Because of the complexity and growing importance of intel-lectual property rights, there can be no assurance that we will be able to protect our proprietary rights on a global basis. Moreover, the expense of enforcing our rights may limit or prohibit us from effective protection. To the extent we engage in any activity that is found to be the proprietary right of another, we may have to cease or obtain a license.

Research  and  Development
--------------------------

     During the last two fiscal years, we have spent approximately 5% of our personnel resources, and approximately 15% of our financial resources, on research and development activities. These costs are borne primarily by us, and are not directly passed on to our customers except in the appropriate pricing of our products.

Environmental  Matters
----------------------

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

Foreign  Operations
-------------------

     In November 1998, we entered into a letter of intent for the purpose of establishing a joint venture to promote and sell our products into the European Union of Countries. On November 12, 1998, we formed a new entity named Humatech, Ltd., of which we own a 48.8% interest, with the remaining interest owned by European-based investors. We conduct business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties. Sales to Humatech, Ltd. did not account for any of our sales in the last fiscal year, and accounted for 15% of our sales during the fiscal year ended April 30, 2001.

Employees
---------

     As of July 24, 2002, we employed a total of eight (8) full-time and two (2) part-time employees, two (2) of which were officers, three (3) of which were engaged in manufacturing activities, three (3) of which were engaged in sales activities, and two (2) of which were engaged in administrative activities.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     We maintain our executive and administrative offices at 1718 Fry Road, Suite 450, Houston, Texas 77084. We are subject to a lease which expired on January 31, 2002 but which was extended until August 31, 2002, with monthly rental payments of approximately $1,360, plus our pro-rata share of common area expenses, insurance, and taxes. The lease contains an option to renew for an additional three (3) years at the then current market rental rates. We anticipate renewing this lease upon its termination.

     Our warehouse, manufacturing and distribution facility is located 27711 Katy Freeway, Katy, Texas 77494. We executed a one (1) year operating lease for this facility on July 1, 2001, which has been extended until June 30, 2003, requiring monthly payments of approximately $1,800. At this facility, we maintain all of our manufacturing equipment. We anticipate that this facility will be sufficient to handle our warehouse and production requirements until our sales exceed approximately $5 to $6 million annually.

     We maintain field production facilities in Albuquerque, New Mexico, pursuant to a month-to-month lease with monthly rental payments of $1,050.

ITEM  3  -  LEGAL  PROCEEDINGS

     In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "HUMT." Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

FISCAL YEAR
ENDED                                   PRICES
APRIL 30         PERIOD              HIGH    LOW
-----------  -------------           -----  -----

2001. . . .  First Quarter           $3.00  $1.50
             Second Quarter          $2.00  $0.41
             Third Quarter           $0.78  $0.38
             Fourth Quarter          $0.56  $0.36

2002. . . .  First Quarter           $0.90  $0.36
             Second Quarter          $0.90  $0.36
             Third Quarter           $0.65  $0.25
             Fourth Quarter          $1.46  $0.90

Close on July 24, 2002               $0.87  $0.83

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

HOLDERS

     As of April 30, 2002 and July 24, 2002, there were 14,840,334 and 15,421,593 shares, respectively, of our common stock issued and outstanding and held by approximately 144 holders of record.

DIVIDEND  POLICY

     We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In March 2002, we issued 18,741 shares of our common stock to an unrelated individual upon the exercise of his options for cash consideration equal to $7,500, or $0.40 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In March 2002, we issued 100,000 shares of our common stock to an unrelated accredited investor for cash consideration equal to $50,000, or $0.50 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

1.     CAUTION  REGARDING  FORWARD-LOOKING  INFORMATION

     Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing govern-ment regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

2.     QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report, stating that the audited financial statements of Humatech, Inc. for the period ending April 30, 2002 have been prepared assuming the company will continue as a going concern.
They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing lia-bilities and obligations on a timely basis.

3.     CRITICAL  ACCOUNTING  ISSUES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

     Our critical accounting policy is the recording of sales, and related revenue recognition, on a Fiscal 2000 transaction with Humatech, Ltd., a foreign entity which became a related party subsequent to April 30, 2002, for products which have not yet been shipped. We have detailed our discussion of this event in the section labeled "Non Standard Transactions" below.

4. RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2002 AS COMPARED TO THE YEAR ENDED APRIL 30, 2001.

     During the year ended April 30, 2002, the Company reported net revenues of approximately $246,000 as compared to approximately $196,000 for the year ended April 30, 2001, an increase of 25%. All of the approximate $246,000 in net revenues recognized for the year ended April 30, 2002 were from domestic sources and the Company had no foreign sales during Fiscal 2002. Of the approximate $196,000 in Fiscal 2001 recognized revenues, approximately $155,000 (or approximately 79%) were from domestic sources while the remaining approxi-mate $41,000 (or approximately 21%) were from sales to Humatech, Ltd., a United Kingdom entity which became a related party subsequent to April 30, 2002. The Company has conducted all business transactions with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties.

     During Fiscal 2002, the Company strengthened its marketing efforts for its lawn and garden products with the engagement of outside independent sales representatives. This not only contributed to the increase in sales for Fiscal 2002; but also, increased the selling expenses of the Company, principally through higher commissions.

     Sales to Humatech, Ltd. decreased from approximately $315,000 during the year ended April 30, 2000 to approximately $41,000 during the year ended April 30, 2001. There were no sales to Humatech, Ltd. during the year ended April 30, 2002. These changes in sales volume were directly attributable to the economic effects of the unpredictable and catastrophic epidemic of foot and mouth disease in the United Kingdom in 2001. See Non Standard Transactions below.

     For the year ended April 30, 2002, the Company incurred cost of sales of approximately $196,000 (or approximately 80% of net revenues) as compared to approximately $222,000 (or approximately 111% of net revenues) for the year ended April 30, 2001. The change in these expenses is attributable to improved operating efficiencies at higher sales volumes.

     Of the approximately $196,000 in cost of sales expenses for the year ended April 30, 2002, approximately $33,000 was related to direct material cost, approximately $76,000 in manufacturing labor, approximately $19,000 in transportation costs and approximately $36,000 in warehouse rent.

     Of the approximately $222,000 in cost of sales expenses for the year ended April 30, 2001, approximately $$33,000 was related to direct material costs, approximately $49,000 in manufacturing labor, approximately $9.300 in transportation costs and approximately $35,000 in warehouse rent.

     Gross profit was approximately $(50,000) (or approximately (20)% of net revenues) for the year ended April 30, 2002 as compared to approximately
$(26,000) (or approximately (14)% of net revenues for the year ended April 30, 2001. As discussed above, this increase in gross profit as a percentage of net revenues is due primarily to increased operating efficiencies associated with a higher sales volumes and levels.

     During the year ended April 30, 2002, the Company incurred operating expenses of approximately $2,200,000, resulting in a loss from operations of approximately $2,200,000, as compared to operating expenses of approximately $958,000 for the year ended April 30, 2001, resulting in a loss from operations of approximately $985,000.

     Of the approximate $2,200,000 in Fiscal 2002 operating expenses, the Company recorded non - cash charges for consulting fees of approximately $1,071,000 paid with common stock of the Company and approximately $102,000 for common stock issuances at less than the "fair value" of the issuance at the date of issuance. Key expenditures for Fiscal 2002 were consulting, legal and professional fees totaling approximately $1,164,000 (inclusive of the $1,071,000 paid in common stock of the Company); officer compensation of approximately $300,000; commissions and other selling expenses of approximately $136,000 and other items as noted in the accompanying statement of operations.

     Of the approximate $958,000 in Fiscal 2001 operating expenses, the Company recorded non-cash charges for consulting fees of approximately $147,000 paid with common stock of the Company. Key expenditures for Fiscal 2001 were consulting, legal and professional fees totaling approximately $203,000 (inclu-sive of the $147,000 paid in common stock of the Company); officer compen-sation of approximately $300,000, commissions and other marketing expenses of approximately $68,000 and other items as noted in the accompanying statement of operations.

     In Fiscal 2002, the Company retired several installment loans for equipment and vehicles which contributed to a lower level of interest expense for the year. However, future equipment and vehicle requirements are uncertain at this time and higher interest expenditures as a result of financing may occur.

     The Company recognized depreciation expense on its plant and equipment of approximately $63,000 for Fiscal 2002 and approximately $60,000 for Fiscal 2001. This charge to operations may fluctuate in future periods as new equipment is acquired and existing equipment reaches the end of its depreciable life.

     Research and development expenses increased from approximately $9,600 for the year ended April 30, 2001 to approximately $36,000 for the year ended April 30, 2002. The increase was directly attributable to a Research Agreement with Texas Tech University, a non-profit educational institution of the State of Texas, to investigate a natural, organic trace mineral supplement, using the Company's Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor. This Agreement was entered into on February 1, 2002 and requires total aggregate funding of $70,000 to be fully funded, pursuant to a specified schedule, on or before November 1, 2002. The term of the Research Agreement is for a one-year period.

     As a result of the above, the Company incurred a net loss for the year ended April 30, 2002 of approximately $(2,100,000) as compared to a net loss for the year ended April 30, 2001 of approximately $(975,000). Loss per share of weighted-average stock outstanding for the respective years ended April 30, 2002 and 2001 was approximately $(0,16) and $(0,10) per share.

5.     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of April 30, 2002, the Company has working capital of approximately $( 921,000), inclusive of accrued officers compensation of approximately $1,073,000, as compared to approximately $(1,110,000), inclusive of accrued officers compensation of approximately $1,042,000, for the year ended April 30, 2001.

     The Company consumed approximately $998,000 in cash for operating activities during Fiscal 2002 as compared to consuming approximately $312,000 in cash during Fiscal 2001. The largest contributors to the consumption of cash for operating activities during Fiscal 2002 was an increase in inventory of approximately $43,000, an increase in accounts payable of approximately $72,000 and an increase in accounts receivable of approximately $11,000 over the previous year's levels.

     The Company has identified no significant capital requirements for Fiscal 2003. Liquidity requirements mandated by future business expansion or acqui-sitions, if any, are not readily determinable at this time, as no substantive plans have been formulated by management.

     During Fiscal 2002, liquidity was maintained through the sale of equity securities aggregating approximately $1,200,000. Liquidity during Fiscal 2001 was maintained through the sale of equity securities aggregating approximately $217,000, the proceeds from loans made by affiliated individuals and the utilization of cash on hand at April 30, 2000.

     Future operating liquidity and debt service are expected to be sustained from continuing operations using management's assumption that the Company is able to continue to increase its sales, and to collect its accounts receivable - trade in a timely fashion. Although management does not anticipate any difficulties in collecting its accounts receivable, in the event that unforeseen difficulties in collecting its accounts receivable do arise, or in the event of a decrease in the volume of sales, the Company may not be able to sustain operations. In such an event, the Company will have to either suspend operations or seek additional funds from short and long term borrowing sources or through the sale of common stock. However, there is no assurance that the Company will be able to obtain additional funding through either additional financing or sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

6.     NON-STANDARD  TRANSACTIONS

     As disclosed in the Company's financial statements and Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, the Company entered into a letter of intent in November 1998 for the purpose of establishing a joint venture to promote and sell the Company's products into the United Kingdom.

     During the calendar quarter ended June 30, 1999, the Company's United Kingdom distributor formed a new entity, Humatech, Ltd., an entity incorporated under the Companies Act 1985 (United Kingdom).

     In May 2002, Humatech, Inc. became an approximate 48.8% investor in Humatech, Ltd. with an initial capital contribution of approximately $358 (US$), paid through consulting services provided by the Company.

     During the year ended April 30, 2000, the Company commenced selling various agricultural products to Humatech, Ltd., a then-unrelated entity located in the United Kingdom. During Fiscal 2000 and 2001, the Company received orders for aggregating approximately $355,000 from Humatech, Ltd. at standard selling prices and related conditions on a "payment at time of shipment basis".

     The Company completed production and packaging of all ordered product and had shipped several marine containers, each holding approximately 20 metric tons, to Humatech, Ltd. and was in the process of completing shipments to Humatech, Ltd. when the United Kingdom suffered an unanticipated, catastrophic and rare epidemic outbreak of foot and mouth disease. This disease outbreak virtually eradicated a substantial portion of the livestock herds in the United Kingdom thereby severely impacting the end-user demand for the Company's product being sold by Humatech, Ltd. Humatech, Ltd. had taken delivery of and paid approximately $179,000 of the $355,000 in orders at the time of the epidemic disease outbreak.

     As the total effect of the epidemic outbreak became identifiable and known, prior to the completion of shipping, Humatech, Ltd. notified the Company that the orders for the completed but unshipped product were still valid and that the manufactured product which was awaiting shipment to the United Kingdom was to be converted to "bill and hold" status.

     Humatech, Ltd. acknowledged that title had passed to the purchaser upon billing and acknowledged that the physical location of the product would remain on the Humatech premises, segregated from all Company inventory and materials.

     Humatech, Ltd. initiated this action to ensure availability of Humatech's product as the United Kingdom livestock herds were rebuilt subsequent to the passing of the foot and mouth disease epidemic and approval for such by the appropriate United Kingdom governmental agencies.

     Humatech, Ltd. affirmed, and continues to affirm, their action, the existence and validity of the transaction, the related unpaid trade receivable, the ability to receive shipment of the product and the ability to sell the product into the United Kingdom agricultural market as the livestock herds are rebuilt after the passing of the foot and mouth disease epidemic.

     The U. S. Securities and Exchange Commission has established specific criteria to be met in order for revenue to be recognized when delivery has not occurred (Staff Accounting Bulletin - Topic 13 - Revenue Recognition, Question
3).  These  criteria,  and  management's considerations of each, are as follows:

     a.     The  risks  of  ownership  must  have  passed  to  the  buyer.

     Humatech, Ltd. affirmed that title to the goods passed to them including all risk of loss.

     b. The customer must have made a fixed commitment to purchase the goods, preferably in writing.

     Humatech, Ltd. committed to the purchase and has continued to affirm the transaction to the Company and to the Company's independent auditor via a written positive accounts receivable confirmation.

     c. The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis.

     The bill and hold status was specifically requested by Humatech, Ltd. as a direct result of the unforeseen outbreak of foot and mouth disease in the United Kingdom. Humatech, Ltd. initiated this action, unilaterally, to ensure availability of Humatech's product as the United Kingdom livestock herds were rebuilt subsequent to the passing of the foot and mouth disease epidemic and approval for such by the appropriate United Kingdom governmental agencies.

     d. There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry).

     The delivery schedule was fixed by Humatech, Ltd. predicated upon govern-mental approval for the rebuilding of United Kingdom livestock herds upon the verification of the eradication of foot and mouth disease and the commencement of herd redevelopment by independent third-party farmers who formed the customer base of Humatech, Ltd. Traditionally, agricultural products are sold on an "as needed" basis and are stockpiled by distributors during periods of lower demand or during periods of seasonal fluctuation. The Company's products are not subject to seasonal fluctuation; however, their use is subject to the growth cycle of livestock herds being produced for slaughter.

     Humatech, Ltd. notified the Company in late-July 2002 that shipments of the bill and hold products are to commence during the week of July 29, 2002. The initial shipment will one marine container, consisting of approximately 20 metric tons of product, or approximately 20.0% of the total product subject to the bill and hold transaction. The remaining product being held on Humatech Ltd.'s behalf at the Company's Albuquerque, New Mexico facility is anticipated to be fully shipped by or before December 31, 2002.

     e. The seller must not have retained any specific performance obli-gations such that the earning process is not complete.

     Humatech, Inc. retained no and has no performance obligations to complete the earning process.

     f. The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders.

     Humatech, Inc. segregated all bill and hold product owned by Humatech, Ltd. on its Albuquerque, New Mexico production site in an area completely away and separate from all other Company inventory and processing equipment.

     g.     The  product  must  be  complete  and  ready  for  shipment.

     As noted earlier, all production of the product was complete and the Company was in the midst of shipment to Humatech, Ltd. in the United Kingdom.

     Management is of the opinion that all of the above criteria have been met on this transaction and that the revenues recorded during Fiscal 2000, and the resultant uncollected trade accounts receivable balance of approximately $176,000 is valid and appropriate.

     Humatech, Ltd. notified the Company in late-July 2002 that shipments of the bill and hold products are to commence during the week of July 29, 2002. The initial shipment will one marine container, consisting of approximately 20 metric tons of product, or approximately 20.0% of the total product subject to the bill and hold transaction. The remaining product being held on Humatech Ltd.'s behalf at the Company's Albuquerque, New Mexico facility is anticipated to be fully-shipped by or before December 31, 2002.

     The epidemic outbreak of foot and mouth disease in the United Kingdom is and was a rare and unforeseen event. The Company does not offer bill and hold arrangements in the normal course of business. However, due to the catastrophic impact of this disease epidemic, management elected to enter into this one-time transaction. Management does not anticipate events which created this situation to occur in future periods. Further, management does not anticipate another arrangement of this type in the foreseeable future.

     Not withstanding the above discussion, given the length of time since the initial transactions and the subsequent acquisition of an investment position by Humatech, Inc. in Humatech, Ltd., the now related party trade receivable has been reclassified from current to long-term, retroactive to the date of the initial transaction(s) and is presented as such in the accompanying financial statements, back to the original period of presentation.

     The Company conducts business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third party distributors. The Company, as of the date of this filing, has no other transactions with foreign consumers or distributors; however, management has retained consultants for the purpose of developing sales transactions into foreign markets in future periods.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Consolidated  Financial  Statements

                                 HUMATECH, INC.

     Report  of  S.W.  Hatfield,  CPA                               F-2

     Balance  Sheets  as  of  April  30,  2002, 2001, and 2000      F-3

     Statements  of  Operations  and  Comprehensive  Loss
          for the  years  ended  April  30,  2002,  2001,
          and  2000                                                 F-5

     Statement  of  Changes  in  Stockholder's  Equity  for
          years  ended April  30,  2002,  2001,  and  2000          F-7

     Statements  of  Cash  Flows  for  the  years  ended
          April  30,  2002,  2001,  and  2000                       F-8

     Notes  to  the  Consolidated  Financial  Statements            F-10 to F-25

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  have  been  no  events  required  to  be  reported  by  this Item 8.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                       Age  Position(s)
-------------------------  ---  ----------------------------
David G. Williams           53  President, CEO, and Director

John D. "J.D." Rottweiler   57  Secretary, CFO, and Director

     DAVID G. WILLIAMS has been with us since our inception in 1996. He has more than two decades experience in the humate industry and as an entrepreneur involved in the broad and extensive management of financial responsibilities, staffing, manufacturing and production, and developing sales worldwide. He has completed major product development projects through years of research and development, field trials and tests that have produced the company's current and future product lines. Currently responsible for the developing and maintaining the vision of the company, overseeing sales and marketing, product development, production, and customer service. Mr. Williams continues to develop business opportunities and strategic alliances with other companies and organizations.

     JOHN D. ROTTWEILER has been with us since our inception in 1996. He has over 25 years of experience providing extensive management and operational consulting in the planning, organizing, and directing of businesses in several industries. Served as officer and director of both private and public companies in the finance, insurance, real estate, and manufacturing industries. Owner and founder of investment banking business that provided capital financing, as principal and agent, for private and public ventures. He is a graduate from the University of Utah with a Bachelor of Science in Management, Bachelor of Science in Marketing, and Masters of Business Administration.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

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

     To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

BOARD  MEETINGS  AND  COMMITTEES

     During the fiscal year ended April 30, 2002, the Board of Directors met on a weekly basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     We presently have no executive committee, nominating committee or audit committee of the Board of Directors.

ITEM  10  -  EXECUTIVE  COMPENSATION

EXECUTIVE  OFFICERS  AND  DIRECTORS

     Effective  July 1, 1996, we entered into an employment agreement with David
G. Williams to serve as our President and CEO. The agreement originally covered the term from July 1, 1996 through June 30, 2001, but has automatically renewed for a two (2) year term pursuant to its renewal terms. At the end of any renewal term, and upon sixty (60) days' written notice, either party may terminate the agreement without penalty. The agreement provided for annual compensation of $128,000 during its first year, $150,000 during its second year, and $175,000 for all successive years, including the renewal term.

     Effective  July  1, 1996, we entered into an employment agreement with John
D. Rottweiler to serve as our Executive Vice President and CFO. The agreement originally covered the term from July 1, 1996 through June 30, 2001, but has automatically renewed for a two (2) year term pursuant to its renewal terms. At the end of any renewal term, and upon sixty (60) days' written notice, either party may terminate the agreement without penalty. The agreement provided for annual compensation of $80,000 during its first year, $100,000 during its second year, and $125,000 for all successive years, including the renewal term.

2002  Omnibus  Securities  Plan

     On April 19, 2002, our Board of Directors approved the Humatech, Inc. 2002 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 1,500,000 shares of our common stock. On May 1 of each year, the number of shares in the 2002 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. As of July 24, 2002, a total of 500,000 shares of our common stock, and no options, had been issued under the plan.

Board  Compensation

     A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not our employees.

Summary  Compensation  Table

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2002 and 2001. Other than as set forth herein, no executive officer's salary band onus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                              ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                     --------------------------------------  ------------------------------------------------
                                                                      AWARDS                   PAYOUTS
                                                             -----------------------    ---------------------
                                                                          SECURITIES
                                                             RESTRICTED   UNDERLYING
NAME AND                                       OTHER ANNUAL    STOCK        OPTIONS     LTIP       ALL OTHER
PRINCIPAL                   SALARY      BONUS  COMPENSATION    AWARDS        SARs      PAYOUTS   COMPENSATION
POSITION             YEAR     ($)        ($)       ($)           ($)          (#)        ($)          ($)

David G. Williams.   2002  175,000(1)    -0-       -0-           -0-          -0-        -0-        2,454(2)
President and CEO.   2001  175,000(1)    -0-       -0-           -0-          -0-        -0-        2,291(2)

John D. Rottweiler   2002  125,000(1)    -0-       -0-           -0-          -0-        -0-          -0-
Secretary and CFO.   2001  125,000(1)    -0-       -0-           -0-          -0-        -0-          -0-

(1)     Some  amounts  accrued  but  not  paid  during  the  fiscal  year.

(2) Represents payments received pursuant to a royalty agreement. Mr. Williams also received certain payments pursuant to contractual agreement for various equipment leases.


                     OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR
                               (INDIVIDUAL  GRANTS)


                      NUMBER OF      PERCENT OF TOTAL
                     SECURITIES        OPTIONS/SARS
                     UNDERLYING          GRANTED
                    OPTIONS/SARS      TO EMPLOYEES IN       EXERCISE OR
                      GRANTED             FISCAL             BASE PRICE     EXPIRATION
NAME                    (#)                YEAR                ($/SH)         DATE

David G. Williams.      -0-                N/A                   N/A           N/A
John D. Rottweiler      -0-                N/A                   N/A           N/A



                         AGGREGATED  OPTIONS/SAR  EXERCISES  IN  LAST  FISCAL  YEAR
                                    AND  FY-END  OPTION/SAR  VALUES

                                                                                 VALUE OF UNEXERCISED
                       SHARES                       NUMBER OF UNEXERCISED           IN-THE-MONEY
                      ACQUIRED                      SECURITIES UNDERLYING            OPTION/SARS
                         ON          VALUE         OPTIONS/SARS AT FY-END             AT FY-END
                      EXERCISE      REALIZED                 (#)                         ($)
NAME                    (#)           ($)         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE

David G. Williams.      -0-           N/A                    N/A                         N/A
John D. Rottweiler      -0-           N/A                    N/A                         N/A


ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of July 24, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                    COMMON STOCK
                                    ------------
                  Name and Address of                   Amount and Nature of   Percent of
Title of Class    Beneficial Owner (1)                  Beneficial Ownership   Class (2)
--------------    ----------------------                ---------------------  ----------

Common Stock      David G. Williams (3)                      4,068,255            26.4%

Common Stock      John D. Rottweiler (4)                       -0-                 -0-%

Common Stock      Medical Media Technologies, LLC
                  2700 N. Hemlock Court, Suite 111-B
                  Broken Arrow, OK  74012                    2,750,000 (5)        16.4%

Common Stock      All officers and directors as a group
                  (2 persons)

(1) Unless otherwise noted, the address of each beneficial owner is c/o Humatech, Inc., 1718 Fry Road, Suite 450, Houston, Texas 77084.

(2)     Based  on  15,421,593  shares  outstanding  as  of  July  24,  2002.

(3) Includes 12,500 shares of common stock held beneficially by Mr. Williams' minor children. Does not include shares of common stock held by adult children of Mr. Williams.

(4) Does not include shares of common stock held by adult children of Mr. Rottweiler.

(5) Includes warrants to acquire up to 1,375,000 shares of our common stock, exercisable as follows: Series A - 343,750 shares at $2.00 per share, expiring on the second anniversary of the warrant; Series B - 343,740 shares at $3.00 per share, expiring on the third anniversary of the warrant; Series C - 343,750 shares at $4.00 per share, expiring on the fourth anniversary of the warrant; and Series D - 343,750 shares at $5.00 per share, expiring on the fifth anniversary of the warrant. The managing and controlling member of Medial Media Technologies, LLC is Mr. Dale Donaldson.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

License  Agreement
------------------

     In February 1996, we entered into a License Agreement with David G. Williams, our President and a director. Under the terms of the agreement, we obtained the right to use all copyrights, trademarks, patents, trade secrets, product formulas, customer lists, and other proprietary information owned by Mr. Williams. The agreement requires that we pay to Mr. Williams a royalty payment equal to 1% of our total gross sales.

Employment  Agreements
----------------------

     Effective  July 1, 1996, we entered into an employment agreement with David
G. Williams to serve as our President and CEO. The agreement originally covered the term from July 1, 1996 through June 30, 2001, but has automatically renewed for a two (2) year term pursuant to its renewal terms. At the end of any renewal term, and upon sixty (60) days written notice, either party may terminate the agreement without penalty. The agreement provided for annual compensation of $128,000 during its first year, $150,000 during its second year, and $175,000 for all successive years, including the renewal term.

     Effective  July  1, 1996, we entered into an employment agreement with John
D. Rottweiler to serve as our Executive Vice President and CFO. The agreement originally covered the term from July 1, 1996 through June 30, 2001, but has automatically renewed for a two (2) year term pursuant to its renewal terms. At the end of any renewal term, and upon sixty (60) days written notice, either party may terminate the agreement without penalty. The agreement provided for annual compensation of $80,000 during its first year, $100,000 during its second year, and $125,000 for all successive years, including the renewal term.

As of April 30, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                      2002        2001
Officer compensation . . . . . . . . . . . . . .$1,073,065  $1,042,980
                                                ----------  ----------
Royalty Fees . . . . . . . . . . . . . . . . . .         -           -
                                                $1,073,065  $1,042,980
                                                ==========  ==========

Future amounts due under the employment agreements are as follows:

                                               Year ending
                                                 April 30,       Amount
                                               -----------   ----------
                                                      2003   $  300,000
                                                      2004   $  300,000
                                                      2005   $   50,000
                                                             ----------
                                                     Total.  $  650,000
                                                             ==========

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS


ITEM  NO.          DESCRIPTION
---------          -----------

2.1  (1)     Asset  purchase  agreement  by  and  between  International  Humate
             Fertilizer  Co.  and  Midwest  Enterprise  Consultants,  Inc.

3.1  (1)     Articles  of  Incorporation of Midwest Enterprise Consultants, Inc.

3.2  (1)     Amendment  to  the  Articles of Incorporation of Midwest Enterprise
             Consultants,  Inc.

3.3  (1)     Amendment  to  the  Articles of Incorporation of Midwest Enterprise
             Consultants,  Inc.

3.4  (1)     Bylaws  of  Humatech,  Inc.

4.1  (2)     Humatech,  Inc.  2002  Omnibus  Securities  Plan

10.2 (1) Employment agreement by and between International Humate Fertilizer Co. and David G. Williams

10.3 (1) Employment agreement by and between International Humate Fertilizer Co. and John D. Rottweiler

10.4 (1) Royalty agreement by and between International Humate Fertilizer Co. and David G. Williams

10.5 (1)     Joint  venture  agreement  for  Humatech,  Ltd.

10.6 (1)     Lease  of  Premises  located  in  Houston,  Texas.

10.7 (1)     Lease  of  Premises  located  in  Katy,  Texas.

23.1         Consent of S.W. Hatfield, Independent Certified Public Accountant

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 12, 2002.

(2) Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on June 3, 2002.

(B)     REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the fourth quarter of the last fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  July  31,  2002            Humatech,  Inc.


                                   /s/     David G. Williams
                                   -------------------------
                                   By:    David G. Williams
                                   Its:   Chairman, President, CEO, and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  July  31,  2002            /s/    David G. Williams
                                   ------------------------
                                   By:    David G. Williams
                                   Its:   Chairman, President, CEO, and Director



Dated:  July  31,  2002            /s/    John D. Rottweiler
                                   -------------------------
                                   By:    John  D. Rottweiler
                                   Its:   Secretary, Chief Financial Officer,
                                          and  Director

                                 HUMATECH, INC.

                              Financial Statements
                                       and
                          Independent Auditor's Report

                             April 30, 2002 and 2001

                                 HUMATECH, INC.

                                    CONTENTS

                                                                     Page
                                                                     ----

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS              F-2

FINANCIAL  STATEMENTS

     Balance Sheets
          as of April 30, 2002, 2001 and 2000                        F-3

     Statements of Operations and Comprehensive Loss
          for the years ended April 30, 2002, 2001 and 2000          F-5

     Statement of Changes in Stockholders' Equity
          for the years ended April 30, 2002, 2001 and 2000          F-7

     Statements of Cash Flows
          for the years ended April 30, 2002, 2001 and 2000          F-8

     Notes to Financial Statements                                   F-10 - F-25


The accompanying notes are an integral part of these financial statements.

           REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
           -------------------------------------------------------


Board  of  Directors  and  Stockholders
Humatech,  Inc.

We have audited the accompanying balance sheets of Humatech, Inc. (an Illinois corporation) as of April 30, 2002, 2001 and 2000 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended April 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humatech, Inc. as of April 30, 2002, 2001 and 2000, and the results of its operations and its cash flows for each of the years ended April 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ S.W. Hatfield, CPA
----------------------
S. W. HATFIELD, CPA

Dallas,  Texas
June  27,  2002

The accompanying notes are an integral part of these financial statements.


                                    HUMATECH,  INC.
                                     BALANCE SHEETS
                              April 30, 2002, 2001 and 2000

                                                   April 30,     April 30,     April 30,
                                                        2002          2001          2000
                                                   ---------     ---------     ---------
ASSETS
----------------------------------------------
CURRENT ASSETS
  Cash on hand and in bank . . . . . . . . . .  $    43,813   $       311   $    26,810
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $37,067, $6,477 and $-0-, respectively.       42,450        71,527       113,621
  Inventories. . . . . . . . . . . . . . . . .      204,120       160,965       147,351
                                                ------------  ------------  ------------

    TOTAL CURRENT ASSETS . . . . . . . . . . .      290,383       232,803       287,782
                                                ------------  ------------  ------------

PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment . . . . . . . . . .      205,374       204,932       252,758
  Manufacturing and processing equipment . . .      233,050       223,127       168,119
  Office furniture and fixtures. . . . . . . .       22,219        19,012        19,012
                                                ------------  ------------  ------------
                                                    460,643       447,071       439,889
  Accumulated depreciation . . . . . . . . . .     (186,762)     (188,224)     (174,815)
                                                ------------  ------------  ------------

    NET PROPERTY AND EQUIPMENT . . . . . . . .      273,881       258,847       265,074
                                                ------------  ------------  ------------

OTHER ASSETS
  Long-term accounts receivable from affiliate      176,473       176,473       255,148
  Advances to affiliate. . . . . . . . . . . .       73,350        28,285             -
  Other. . . . . . . . . . . . . . . . . . . .        1,726         2,101           395
                                                ------------  ------------  ------------

    TOTAL OTHER ASSETS . . . . . . . . . . . .      251,549       206,859       255,543
                                                ------------  ------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . .  $   815,813   $   698,509   $   808,399
                                                ============  ============  ============

                                      -Continued-

The accompanying notes are an integral part of these financial statements.

                                       HUMATECH,  INC.
                                BALANCE  SHEETS  -  CONTINUED
                              April  30,  2002,  2001  and  2000

                                                          April 30,     April 30,     April 30,
                                                               2002          2001          2000
                                                       ------------  ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------
CURRENT LIABILITIES
  Notes payable to banks and finance companies. . . .  $    45,225   $    65,443   $    84,500
  Customer deposits . . . . . . . . . . . . . . . . .            -        25,800         8,800
  Accounts payable - trade. . . . . . . . . . . . . .       93,429       165,962        80,275
  Accrued interest payable. . . . . . . . . . . . . .            -             -        66,392
  Deferred revenue. . . . . . . . . . . . . . . . . .            -        39,860             -
  Due to officers . . . . . . . . . . . . . . . . . .    1,073,065     1,042,980       854,357
                                                       ------------  ------------  ------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . .    1,211,719     1,340,045     1,094,324
                                                       ------------  ------------  ------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities.      106,274       115,013       133,769
  Notes and commitments payable to affiliates . . . .      330,000       330,000       922,327
                                                       ------------  ------------  ------------

    TOTAL LIABILITIES . . . . . . . . . . . . . . . .    1,647,993     1,785,058     2,150,420
                                                       ------------  ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value.
    25,000,000 shares authorized
    14,840,334, 10,390,593 and 8,455,114
    shares issued and outstanding . . . . . . . . . .    3,719,724     1,354,079       123,157
  Accumulated deficit . . . . . . . . . . . . . . . .   (4,551,904)   (2,440,628)   (1,465,178)
                                                       ------------  ------------  ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . .     (832,180)   (1,086,549)   (1,342,021)
                                                       ------------  ------------  ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . . . .  $   815,813   $   698,509   $   808,399
                                                       ============  ============  ============

The accompanying notes are an integral part of these financial statements.


                                       HUMATECH,  INC.
                       STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                         Years  ended  April  30,  2002,  2001  and  2000

                                                       Year ended    Year ended    Year ended
                                                         April 30,     April 30,     April 30,
                                                              2002          2001          2000
                                                      ------------  ------------  ------------
REVENUES
  Sales, net of discounts, returns and allowances
    of $-0-, $42,522 and $-0-, respectively
      Domestic. . . . . . . . . . . . . . . . . . . .  $   245,581   $   154,685   $   207,414
      Related Party
        Foreign, principally United Kingdom . . . . .            -        41,120       314,719
                                                       ------------  ------------  ------------

    NET REVENUES. . . . . . . . . . . . . . . . . . .      245,581       195,805       522,133
                                                       ------------  ------------  ------------

COST OF SALES
  Materials . . . . . . . . . . . . . . . . . . . . .       33,174        56,256        29,770
  Other direct costs. . . . . . . . . . . . . . . . .      162,408       166,028        98,775
                                                       ------------  ------------  ------------

    TOTAL COST OF SALES . . . . . . . . . . . . . . .      195,582       222,284       128,545
                                                       ------------  ------------  ------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . .      (49,999)      (26,479)      393,588
                                                       ------------  ------------  ------------

OPERATING EXPENSES
  Research and development expenses . . . . . . . . .       36,286         9,634        14,450
  Commissions and other sales and marketing expenses.      136,196        67,729        48,291
  Officer compensation. . . . . . . . . . . . . . . .      300,000       300,000       300,000
  Consulting, legal and professional fees . . . . . .    1,164,153       203,001        48,617
  Other operating expenses. . . . . . . . . . . . . .      352,405       262,316       207,649
  Interest expense. . . . . . . . . . . . . . . . . .       27,557        55,393        60,742
  Depreciation expense. . . . . . . . . . . . . . . .       62,898        60,298        43,490
  Compensation expense related to
    common stock issuances at less
    than "fair value" . . . . . . . . . . . . . . . .      102,396             -             -
                                                       ------------  ------------  ------------

    TOTAL OPERATING EXPENSES. . . . . . . . . . . . .    2,181,891       958,371       723,239
                                                       ------------  ------------  ------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . .   (2,231,890)     (984,850)     (329,651)

OTHER INCOME (EXPENSE)
  Gain on disposal of fixed assets. . . . . . . . . .       20,616         9,400             -
                                                       ------------  ------------  ------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .   (2,111,276)     (975,450)     (329,651)

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . .            -             -             -
                                                       ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $(2,111,276)  $  (975,450)  $  (329,651)
                                                       ============  ============  ============

                                       -  CONTINUED  -

The accompanying notes are an integral part of these financial statements.


                              HUMATECH,  INC.
      STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS  -  CONTINUED
             Years  ended  April  30,  2002,  2001  and  2000

                                        Year ended    Year ended    Year ended
                                         April 30,     April 30,     April 30,
                                              2002          2001          2000
                                      ------------  ------------  ------------

NET LOSS . . . . . . . . . . . . . .  $(2,111,276)  $  (975,450)  $  (329,651)

OTHER COMPREHENSIVE INCOME . . . . .            -             -             -
                                      ------------  ------------  ------------

COMPREHENSIVE LOSS . . . . . . . . .  $(2,111,276)  $  (975,450)  $  (329,651)
                                      ============  ============  ============


Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted  $     (0.16)  $     (0.10)  $     (0.04)
                                      ============  ============  ============

Weighted-average number of shares
  of common stock outstanding. . . .   13,004,394     9,566,414     8,455,114
                                      ============  ============  ============

The accompanying notes are an integral part of these financial statements.


                                     HUMATECH,  INC.
                    STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                     Years  ended  April  30,  2002,  2001  and  2000

                                           Common Stock
                                           ------------           Accumulated
                                        Shares        Amount       deficit       Total
                                    ------------  ------------  ------------  ------------

BALANCES AT MAY 1, 1999. . . . . .     8,455,114  $    123,157  $(1,135,527)  $(1,012,370)

Net loss for the year. . . . . . .             -             -     (329,651)     (329,651)
                                    ------------  ------------  ------------  ------------

BALANCES AT APRIL 30, 2000 . . . .     8,455,114       123,157   (1,465,178)   (1,342,021)

Issuance of common stock for
  Cash . . . . . . . . . . . . . .       355,353       216,696            -       216,696
  Services and fees. . . . . . . .       134,000       146,750            -       146,750
  Retirement of related party debt     1,446,126       867,476            -             -

Net loss for the year. . . . . . .             -             -     (975,450)     (975,450)
                                    ------------  ------------  ------------  ------------

BALANCES AT APRIL 30, 2001 . . . .    10,390,593     1,354,079   (2,440,628)   (1,086,549)

Issuance of common stock for
  Cash . . . . . . . . . . . . . .     2,103,741     1,294,395            -     1,294,395
  Services and fees. . . . . . . .     2,346,000     1,071,250            -     1,071,250

Net loss for the year. . . . . . .             -             -   (2,111,276)   (2,111,276)
                                    ------------  ------------  ------------  ------------

BALANCES AT APRIL 30, 2002 . . . .    14,840,334  $  3,719,724  $(4,551,904)  $  (832,180)
                                    ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.


                                         HUMATECH,  INC.
                                   STATEMENTS  OF  CASH  FLOWS
                          Years  ended  April  30,  2002,  2001  and  2000

                                                         Year ended     Year ended    Year ended
                                                          April 30,      April 30,     April 30,
                                                               2002           2001          2000
                                                       -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . .  $ (2,111,276)  $  (975,450)  $  (329,651)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization . . . . . . . . .        63,273        60,392        43,490
      Gain on disposal of fixed assets. . . . . . . .       (20,616)       (9,400)            -
      Bad debt expense. . . . . . . . . . . . . . . .        40,000         6,477             -
      Compensation expense related to
        common stock issuances at less
        than "fair value" . . . . . . . . . . . . . .       102,396             -             -
      Common stock issued for
        Payment of consulting fees. . . . . . . . . .     1,070,750       146,750             -
        Payment of accrued interest . . . . . . . . .             -        29,144             -
      (Increase) Decrease in
        Accounts receivable - trade . . . . . . . . .       (10,923)      114,292      (364,148)
        Inventory . . . . . . . . . . . . . . . . . .       (43,155)      (13,614)      (58,032)
        Deposits and other. . . . . . . . . . . . . .             -        (1,800)          (35)
      Increase (Decrease) in
        Accounts payable - trade. . . . . . . . . . .       (72,534)       85,687        (4,676)
        Accrued interest payable. . . . . . . . . . .             -          (387)       44,042
        Due to officers . . . . . . . . . . . . . . .        30,085       188,623       224,597
        Customer deposits . . . . . . . . . . . . . .        (5,800)       17,000        (1,700)
        Deferred revenue. . . . . . . . . . . . . . .       (39,860)       39,860             -
                                                       -------------  ------------  ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES      (997,660)     (312,426)     (446,113)
                                                       -------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of property and equipment        20,616         9,400             -
  Purchase of property and equipment. . . . . . . . .       (31,877)       (5,251)      (42,488)
                                                       -------------  ------------  ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES       (11,261)        4,149       (42,488)
                                                       -------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft . . . . . . .             -             -        (1,819)
  Advances to affiliates. . . . . . . . . . . . . . .       (45,065)      (28,285)            -
  Proceeds from loans payable to affiliates . . . . .             -       180,000       599,250
  Principal payments on loans payable . . . . . . . .       (75,012)      (86,633)      (82,020)
  Proceeds from issuance of common stock. . . . . . .     1,172,500       216,696             -
                                                       -------------  ------------  ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES     1,052,423       281,778       515,411
                                                       -------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .        43,502       (26,499)       26,810

Cash and cash equivalents at beginning of year. . . .           311        26,810             -
                                                       -------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . .  $     43,813   $       311   $    26,810
                                                       =============  ============  ============

                                       -  CONTINUED  -

The accompanying notes are an integral part of these financial statements.


                                     HUMATECH,  INC.
                        STATEMENTS  OF  CASH  FLOWS  -  CONTINUED
                      Years  ended  April  30,  2002,  2001  and  2000

                                                 Year ended      Year ended      Year ended
                                                  April 30,       April 30,       April 30,
                                                       2002            2001            2000
                                               ------------  --------------  --------------
SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
Interest paid for the period. . . . . . . . .  $     27,182  $       26,313  $       16,700
                                               ============  ==============  ==============
Income taxes paid for the period. . . . . . .  $          -  $            -  $            -
                                               ============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of property and equipment
      with debt from financing
      companies and banks . . . . . . . . . .  $     46,055  $       48,820  $      158,935
                                               ============  ==============  ==============
    Conversion of customer deposit
      into common stock . . . . . . . . . . .  $     20,000  $            -  $            -
                                               ============  ==============  ==============
    Retirement of related party debt and
      accrued interest with issuance of
      common stock. . . . . . . . . . . . . .  $          -  $      867,476  $            -
                                               ============  ==============  ==============

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

On April 16, 1997, the Company acquired the assets and certain liabilities of International Humate Fertilizer Co. (IHFC), a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was initially capitalized with the transfer of certain assets and assumption of all outstanding liabilities of a Texas sole proprietorship of the same name, effective July 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon-based products for use in the commercial agriculture, animal feed and home horticulture markets.

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


NOTE  B  -  GOING  CONCERN  UNCERTAINTY

The  Company  has  incurred  cumulative  net  operating  losses of approximately
$(4,500,000) and has used cumulative cash in operating activities of approxi-mately $(1,900,000) during the period from May 1, 1997 through April 30, 2002.

During Fiscal 2002, the Company began shipments of product into the retail lawn and garden consumer market and received positive test and field trial results on its animal feed supplement products. Further, in July 2002, the Company received shipping instructions for product to the United Kingdom as livestock herds are being reestablished after the foot and mouth disease epidemic, which began in Calendar 2000.

Management is of the opinion that current marketing efforts toward retail market consumption and scientific support of the benefits of the animal feed supplement products will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

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

2.     Accounts  receivable  and  revenue  recognition
       -----------------------------------------------

     In the normal course of business, the Company periodically extends unsecured credit to unrelated customers, located throughout the United States and to related parties domiciled in the United Kingdom. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become collectable. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

                                 HUMATECH, INC.

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

7.     Income  taxes
       -------------

     The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 2002, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8.     Loss  per  share
       ----------------

     Basic earnings (loss) per share is computed  by  dividing  the  net  income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equiva-lents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2002 and 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position. As of April 30, 2000, the Company had no warrants and/or options issued and outstanding.

9.     Reclassifications
       -----------------

     Certain Fiscal 2001 and 2000 amounts have been reclassified to conform to the Fiscal 2002 financial statement presentations.

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


NOTE  E  -  FIXED  ASSETS

During Fiscal 2000, all equipment being financed under related party leases were refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                April 30,    April 30,    April 30,
                                                     2002         2001         2000
                                              -----------  -----------  -----------
      Vehicles
        Related party. . . . . . . . . . . .  $        -   $   29,480   $   29,480
      Manufacturing and processing equipment
        Unrelated. . . . . . . . . . . . . .      68,511       68,511       19,691
                                              -----------  -----------  -----------
                                                  68,511       97,991       49,171
      Accumulated depreciation . . . . . . .     (22,277)     (42,554)     (31,994)
                                              -----------  -----------  -----------

                                              $   46,233   $   55,437   $   17,177
                                              ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                    HUMATECH,  INC.

Depreciation expense for the years ended April 30, 2002, 2001 and 2000, respectively, was approximately 62,898, $60,298 and $43,490, respectively.

NOTE  F  -  INVENTORY

Inventory consists of the following at April 30, 2002, 2001 and 2000, respectively:

                          April 30,   April 30,   April 30,
                               2002        2001        2000
                         ----------  ----------  ----------

        Raw materials .  $  177,142  $  153,390  $  126,762
        Work-in-process       3,717           -      14,673
        Finished goods.      23,261       7,575       5,916
                         ----------  ----------  ----------

        Totals. . . . .  $  204,120  $  160,965  $  147,351
                         ==========  ==========  ==========


NOTE  G  -  TRANSACTIONS  WITH  AFFILIATES

In November 1998, the Company entered into a letter of intent for the purpose of establishing a joint venture to promote and sell the Company's products into the United Kingdom. During the 2nd calendar quarter of 1999, the Company's United Kingdom distributor formed a new entity, Humatech, Ltd. In May 2002, Humatech, Inc. became an approximate 48.8% investor in Humatech, Ltd. with an initial capital contribution of approximately $358, paid through consulting services provided by the Company.

During 2000, the Company commenced selling various agricultural products to Humatech, Ltd. During Fiscal 2000 and 2001, the Company received orders for aggregating approximately $355,000 from Humatech, Ltd. on a "payment at time of shipment basis". Subsequent to the production of the product and prior to the completion of shipping, the United Kingdom suffered an epidemic infection of foot and mouth disease which virtually eradicated livestock herds. Humatech, Ltd. then notified the Company that the orders for the completed but unshipped product were still valid and that the manufactured product which was awaiting shipment to the United Kingdom was to be converted to "bill and hold" status. Humatech, Ltd. acknowledged that title had passed to the purchaser yet the physical location of the product remained on the Humatech premises, segregated from all Company inventory and materials. Humatech, Ltd. initiated this action to ensure availability of Humatech's product as the United Kingdom livestock herds were rebuilt subsequent to the passing of the foot and mouth disease epidemic and approval for such by the appropriate United Kingdom governmental agencies. Humatech, Ltd. then affirmed, and continues to affirm, the existence and validity of the transaction, the related trade receivable, the ability to receive shipment of the product and the ability to sell the product into the United Kingdom agricultural market as the livestock herds are rebuilt after the passing of the foot and mouth disease epidemic.

The U. S. Securities and Exchange Commission has established specific criteria to be met in order for revenue to be recognized when delivery has not occurred (Staff Accounting Bulletin - Topic 13 - Revenue Recognition, Question 3). These criteria are:

The accompanying notes are an integral part of these financial statements.

                                   HUMATECH,  INC.

NOTE  G  -  TRANSACTIONS  WITH  AFFILIATES  -  CONTINUED

1.      The  risks  of  ownership  must  have  passed  to  the  buyer.
2. The customer must have made a fixed commitment to purchase the goods, preferably in writing.
3. The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis.
4. There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry).
5. The seller must not have retained any specific performance obligations such that the earning process is not complete.
6. The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders.
7.      The  product  must  be  complete  and  ready  for  shipment.

Management is of the opinion that all of the above criteria have been met on this transaction and that the revenues recorded during Fiscal 2000, and the resultant uncollected trade accounts receivable balance of approximately $176,000 is valid and appropriate.

Further, Humatech, Ltd. notified the Company in late-July 2002 that shipments of the bill and hold materials were to commence during the week of July 29, 2002. The initial shipment will contain approximately 50.0% of the total product subject to the bill and hold transaction and the remaining product is anticipated to be shipped within the succeeding 30 days.

Notwithstanding the above discussion, given the length of time since the initial transactions and the subsequent acquisition of an investment position by Humatech, Inc. in Humatech, Ltd., the now related party trade receivable is reclassified from current to long-term, retroactive to the date of the initial transaction(s) and is presented as such in the accompanying financial statements.

Additionally, management does not anticipate events which created this situation to occur in future periods and maintains the position that this bill and hold shipment was a one-time event necessitated by the unforeseen foot and mouth disease epidemic in the United Kingdom.

As of April 30, 2002, 2001 and 2000, the Company conducts business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third party distributors.

NOTE  H  -  NOTES  PAYABLE  TO  BANKS  AND  FINANCE  COMPANIES

Notes payable to banks and finance companies consist of the following at April 30, 2002, 2001 and 2000, respectively:


                                                                      April 30,    April 30,    April 30,
                                                                           2002         2001         2000
                                                                     -----------  -----------  -----------
$30,000 installment note payable to a financial services
  company.  Interest at 14.29%.  Payable in monthly
  installments of approximately $706, including
  accrued interest.  Final payment due in December
  2006.  Collateralized by transportation equipment.. . . . . . . .  $   28,238   $        -   $        -

The accompanying notes are an integral part of these financial statements.


                                                 HUMATECH, INC.

                                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE H - NOTES PAYABLE TO BANKS AND FINANCE COMPANIES - CONTINUED

                                                                      April 30,    April 30,    April 30,
                                                                           2002         2001         2000
                                                                     -----------  -----------  -----------

$16,055 installment note payable to a financial services
  company.  Interest at 18.95%.  Payable in monthly
  installments of approximately $377, including
  accrued interest.  Final payment due in August
  2007.  Collateralized by transportation equipment.. . . . . . . .  $   15,094   $        -   $        -

$48,820 installment note payable to an equipment
  leasing company.  Interest at 10.00%.  Payable
  in monthly installments of approximately $1,053,
  including accrued interest.  Final payment due in
  January 2005.  Collateralized by manufacturing
  equipment.. . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,259       40,081            -

$66,450 installment note payable to a bank.  Interest
  at 10.50%.  Payable in monthly installments of
  approximately $1,707, including accrued interest
  Final payment due in January 2004.  Collateralized
  by transportation equipment and manufacturing
  equipment.. . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,182       48,731       64,798

$37,768 installment note payable to a bank.  Interest
  at 9.75%.  Payable in monthly installments of
  approximately $625, including accrued interest.
  Final payment due in September 2006.
  Collateralized by transportation equipment. . . . . . . . . . . .      26,930       31,346       35,649

$32,521 installment note payable to a bank.  Interest
  at 9.25%.  Payable in monthly installments of
  approximately $682, including accrued interest.
  Final payment due in November 2004.
  Collateralized by transportation equipment. . . . . . . . . . . .      19,796       25,341       30,867

$8,000 installment note payable to an equipment
  leasing company.  Interest at 10.86%.  Payable
  in monthly installments of approximately $373,
  including accrued interest.  Final payment due
  in October 2001.  Collateralized by
  manufacturing equipment.. . . . . . . . . . . . . . . . . . . . .           -        3,459        6,711

The accompanying notes are an integral part of these financial statements.


                                             HUMATECH, INC.

                                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE H - NOTES PAYABLE TO BANKS AND FINANCE COMPANIES - CONTINUED

                                                                      April 30,    April 30,    April 30,
                                                                           2002         2001         2000
                                                                     -----------  -----------  -----------
$26,849 installment note payable to an automotive
  finance company.  Interest at 12.99%.  Payable
  in monthly installments of approximately $611,
  including accrued interest.  Final payment due in
  October 2002.  Collateralized by transportation
  equipment.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $   12,261   $   17,766

$29,480 installment note payable to a bank.  Interest
  at 12.74%.  Payable in monthly installments of
  approximately $800, including accrued interest.
  Final payment due in May 2002.  Collateralized
  by transportation equipment . . . . . . . . . . . . . . . . . . .           -        9,546       15,989

$64,820 installment note payable to a bank.  Interest
  at the Wall Street Journal Prime Rate plus 2.5%
  (10.00% at April 30, 2001).  Payable in monthly
  installments of approximately $2,123, including
  accrued interest.  Final payment due in July 2001.
  Collateralized by all inventory, accounts receivable,
  equipment and intangibles and the personal guaranty
  of the Company's President and controlling
  shareholder.. . . . . . . . . . . . . . . . . . . . . . . . . . .           -        5,777       30,760

$14,195 installment note payable to a bank.  Interest
  at 12.50%.  Payable in monthly installments of
  approximately $669, including accrued interest.
  Final payment due in September 2001.
  Collateralized by manufacturing equipment.. . . . . . . . . . . .           -        3,914       10,921

$9,577 installment note payable to an equipment
  leasing company.  Interest at 8.86%.  Payable in
  monthly installments of approximately $437,
  including accrued interest.  Final payment due
  in March 2001.  Collateralized by manufacturing
  equipment.. . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            -        4,808
                                                                     -----------  -----------  -----------

Total notes payable to banks and finance companies. . . . . . . . .     151,499      180,456      218,269

    Less current maturities . . . . . . . . . . . . . . . . . . . .     (45,225)     (65,443)     (84,500)
                                                                     -----------  -----------  -----------

    Long-term portion . . . . . . . . . . . . . . . . . . . . . . .  $  106,274   $  115,003   $  133,769
                                                                     ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                         HUMATECH,  INC.

NOTE  H  -  NOTES  PAYABLE  TO  BANKS  AND  FINANCE  COMPANIES  -  CONTINUED

Future  maturities  of  long-term  debt  are  as  follows:

                                                      Year  ending
                                                       April  30        Amount
                                                      ------------     ---------

                                                          2003          $ 45,225
                                                          2004            45,624
                                                          2005            28,027
                                                          2006            16,478
                                                          2007            14,712
                                                          2008             1,433
                                                                         -------

                                                        Totals          $151,499
                                                                         =======

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


NOTE  I  -  LONG-TERM  NOTES  AND  COMMITMENTS  PAYABLE  TO  AFFILIATES

Long-term notes and commitments payable to affiliates consist of the following at April 30, 2002, 2001 and 2000, respectively:


                                                                               April 30,   April 30,   April 30,
                                                                                    2002        2001        2000
                                                                              ----------  ----------  ----------
Agreement of Product Development and Funding
  between the Company and a shareholder.
  Repayment at a rate of 6.0% of gross sales of
  equipment to be developed with the funding
  received under this agreement.  Total agreed
  repayment will be $450,000.  As of April 30, 2002
  and subsequent thereto, the Company has not
  completed the development of the product and,
  accordingly, has no gross sales of the underlying
  product. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  330,000  $  330,000  $  150,000

$554,450 term note payable to two individuals
  related to the Company's Executive Vice President
  and Chief Financial Officer.  Interest at 9.0%.
  Principal and accrued interest due at maturity in
  July 2002.  Unsecured.  Principal and accrued
  interest were retired on September 2000 with the
  issuance of 1,007,030 shares of unregistered,
  restricted common stock. . . . . . . . . . . . . . . . . . . . . . . . . .           -           -     554,450

The accompanying notes are an integral part of these financial statements.

                                                 HUMATECH, INC.

                                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      NOTE I - LONG-TERM NOTES AND COMMITMENTS PAYABLE TO AFFILIATES -- CONTINUED

$217,877 term note payable to a corporation affiliated
  with the Company's Executive Vice President and
  Chief Financial Officer.  Interest at 9.0%.  Principal
  and accrued interest due at maturity in July 2004.
  Unsecured.  Principal and accrued interest were
  retired on September 2000 with the issuance of
  439,096 shares of unregistered, restricted
  common stock.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           -     217,877
                                                                              ----------  ----------  ----------

Total long-term notes and
  commitments payable to affiliates. . . . . . . . . . . . . . . . . . . . .  $  330,000  $  330,000  $  922,327
                                                                              ==========  ==========  ==========

NOTE  J  -  DUE  TO  OFFICERS

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the years ended April 30, 2002, 2001 and 2000, respectively, the Company paid or accrued approximately $2,454, $2,291 and $5,221 for royalties under this agreement.

The Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer. The initial agreement covered the initial term from July 1, 1996 through June 30, 2001 and automatically renewed upon expiration through June 30, 2003. The agreement provides for automatic renewals of successive two (2) year terms unless either the President or the Company gives sixty (60) days written notice to the other. The agreement initially required annual compensation payments of $128,000 for the first year of the agreement term; $150,000 for the second year of the agreement term and $175,000 for all successive periods.

The Company entered into an employment agreement with an individual to serve as the Company's Executive Vice President and Chief Financial Officer. The agreement covered the initial term from July 1, 1996 through June 30, 2001 The initial agreement covered the initial term from July 1, 1996 through June 30, 2001 and automatically renewed upon expiration through June 30, 2003. The agreement provides for automatic renewals of successive two (2) year terms unless either the Executive Vice President or the Company gives sixty (60) days written notice to the other. The agreement requires annual compensation payments of $80,000 for the first year of the agreement term; $100,000 for the second year of the agreement term and $125,000 for all successive periods.

As of April 30, 2002, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:


                               April 30,   April 30,   April 30,
                                    2002        2001        2000
                              ----------  ----------  ----------

        Officer compensation  $1,073,065  $1,042,980  $  854,357
        Royalty fees . . . .           -           -           -
                              ----------  ----------  ----------
                              $1,073,065  $1,042,980  $  854,357
                              ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.

NOTE  J  -  DUE  TO  OFFICERS  --  CONTINUED

Future  amounts  due  under  the  employment  agreements  are  as  follows:

                                                      Year  ending
                                                         April  30,       Amount
                                                      -------------     --------

                                                          2003          $300,000
                                                          2004           300,000
                                                          2005            50,000
                                                                        --------

                                                        Totals          $650,000
                                                                         =======

NOTE  K  -  INCOME  TAXES

The components of income tax (benefit) expense for the years ended April 30, 2002, 2001 and 2000, respectively, are as follows:


                     April 30,     April 30,     April 30,
                          2002          2001          2000
                  ------------  ------------  ------------
      Federal:
        Current.  $          -  $          -  $          -
        Deferred             -             -             -
                  ------------  ------------  ------------
                             -             -             -
                  ------------  ------------  ------------
      State:
        Current.             -             -             -
        Deferred             -             -             -
                  ------------  ------------  ------------
                             -             -             -
                  ------------  ------------  ------------

      Total. . .  $          -  $          -  $          -
                  ============  ============  ============

As of April 30, 2002, the Company has a net operating loss carryforward of approximately $4,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended April 30, 2002, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:



                                                             April 30,        April 30,         April 30,
                                                                  2002             2001             2000
                                                        ---------------  ---------------  ---------------
  Statutory rate applied to earnings (loss)
    before income taxes. . . . . . . . . . . . . . . .  $     (786,000)  $     (332,000)  $     (112,000)

  Increase (decrease) in income taxes resulting from:
    State income taxes . . . . . . . . . . . . . . . .               -                -                -
   Other including reserve for deferred tax asset. . .         786,000          332,000          112,000
                                                        ---------------  ---------------  ---------------

    Income tax expense . . . . . . . . . . . . . . . .  $            -   $            -   $            -
                                                        ===============  ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.

NOTE  K  -  INCOME  TAXES  --  CONTINUED

The deferred current tax asset on the April 30, 2002, 2001 and 2000, respectively, balance sheet consists of the following:


                                        April 30,        April 30,        April 30,
                                             2002             2001             2000
                                ------------------  ---------------  --------------

    Current deferred tax asset  $       1,502,000   $      716,000   $      384,200
      Reserve. . . . . . . . .         (1,502,000)        (716,000)        (384,200)
                                ------------------  ---------------  --------------

      Net current tax asset. .  $               -   $            -   $            -
                                ==================  ===============  ==============

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the years ended April 30, 2002, 2001 and 2000, the reserve for the deferred current tax asset increased by approximately $786,000, $331,800 and $125,000, respectively.


NOTE  L  -  COMMON  STOCK  TRANSACTIONS

On May 7, 2001, the Company issued 75,000 shares of restricted, unregistered common stock to an existing shareholder for $30,000 cash. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

On July 31, 2001, the Company issued 33,334 shares of restricted, unregistered common stock in exchange for $20,000 in cash received from an existing shareholder initially as an advance deposit for anticipated future product purchases during Fiscal 2001. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In August 2001 the Company completed negotiations to sell an aggregate 1,375,000 shares of restricted, unregistered common stock, representing approximately 13% of the issued and outstanding common stock as of April 30, 2001, for total proceeds of $550,000 cash to an unrelated third party under a private placement letter utilizing an exemption from registration under the applicable Securities laws. All funds due under this Agreement were received by August 27, 2001.

The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.

NOTE  L  -  COMMON  STOCK  TRANSACTIONS-  CONTINUED

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

On September 27, 2001, the Company issued 15,000 shares of restricted, unregistered common stock to an individual providing various consulting services related to the Company's source of humate material. This transaction was valued at $0.26 per share, which equals the "fair value" of the shares based on the discounted closing price of the Company's common stock on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On October 29, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 581,000 shares of common stock. The Company issued these shares to various individuals providing administrative, corporate management consulting and various electronic advertising and information processing services to the Company. These trans-actions were valued at the closing quoted price of the Company's common stock at the transaction date, or $0.35 per share. An aggregate $203,350 was charged to operations as a result of these transactions.

On November 19, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 3,050,000 shares of common stock. The Company issued these 1,050,000 shares to various indi-viduals providing various consulting and legal services to the Company. The remainder of the shares (2,000,000) support underlying options to purchase 2,000,000 shares of stock at exercise prices of either $1.00 or $1.50 per share. The issued shares were valued at the closing quoted price of the Company's common stock at the transaction date, or $051 per share. An aggregate $535,000 was charged to operations as a result of these transactions.

Between December 27, 2001 and April 30, 2002, an individual exercised an aggregate 535,000 options to purchase shares of common stock at $1.00 per share, which were issued on November 19, 2001, for aggregate cash proceeds of approximately $535,000. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compen-sation". The imputed fair value of this transaction was calculated using the closing quoted stock price on the date of each respective transaction, or an aggregate $632,900. The differential between the imputed fair value and the actual cash paid was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.

On March 5, 2002, an individual shareholder exercised 18,741 outstanding options to purchase 18,741 shares of restricted, unregistered common stock at a cash exercise price of approximately $7,500. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed fair value of this transaction was calculated using the closing quoted stock price on the date of each respective transaction, or an aggregate $8,995. The differential between the imputed fair value and the actual cash paid was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.

The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.

NOTE  L  -  COMMON  STOCK  TRANSACTIONS-  CONTINUED

In March 2002, upon receipt of funds, the Company issued 100,000 shares of restricted, unregistered common stock, under a private placement letter dated February 1, 2001, utilizing an exemption from registration under the applicable Securities laws, for cash proceeds of $50,000.

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

On August 8, 2000, the Company issued an aggregate 44,000 shares of restricted, unregistered common stock to various related and unrelated individuals and/or companies for professional services related to product development, corporate website design and maintenance and public relations services. These trans-actions were valued at an aggregate $44,000, which equaled the invoiced price of the related services by the respective service provider and the agreed-upon number of shares to be issued in settlement between both parties. Further, the valuation of these transactions also approximated the discounted quoted closing price of the Company's common stock on the date of the transaction.

On February 2, 2001, the Company issued approximately 13,000 shares of restricted, unregistered common stock to a consulting firm for public relations services. This transaction was valued at approximately $6,500, which approxi-mated the discounted quoted closing price of the Company's common stock on the date of the transaction.

On September 30, 2000, the Company issued an aggregate 1,446,126 shares of restricted, unregistered common stock to two individuals and one entity related to and affiliated with the Company's Executive Vice President and Chief Financial Officer in repayment of notes payable in the aggregate amount of $772,327 and accrued interest of $95,149.

NOTE  M  -  STOCK  WARRANTS

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

                                  HUMATECH,  INC.

NOTE  M  -  STOCK  WARRANTS  -  CONTINUED




                          Warrants    Warrants
                          originally  outstanding at
                          issued      April 30, 2002  Exercise price
                          ----------  --------------  ---------------

2001 - Series A. . . . .     343,750         343,750  $2.00 per share
2001 - Series B. . . . .     343,750         343,750  $3.00 per share
2001 - Series C. . . . .     343,750         343,750  $4.00 per share
2001 - Series D. . . . .     343,750         343,750  $5.00 per share
                          ----------  --------------

Totals at April 30, 2002   1,375,000       1,375,000
                          ==========  ==============

NOTE  N  -  STOCK  OPTIONS

The Company's Board of Directors has allocated an aggregate 311,241 shares of the Company's common stock for stock options granted in conjunction with the private placement sales of common stock during Fiscal 2001. The options were fully earned and exercisable at issuance. The options expire between December 2001 and November 2003 with exercise prices between $0.40 and $0.60 per share.

In May 2000, the Company issued 200,000 stock options to an individual providing consulting services to the Company. The options are fully earned and exercisable at issuance, expire on April 30, 2005 and have an exercise price of $1.25 per share.

On November 19, 2001, the Company filed a Registration Statement under The Securities Act of 1933 on Form S-8 registering an aggregate 3,050,000 shares of common stock, of which 2,000,000 shares covered options granted to various individuals providing various consulting services to the Company. These stock options have an exercise price of either $1.00 or $1.50 per share. There were 535,000 options exercised at a price of $1.00 per share during the third and fourth quarters of Fiscal 2002.

The  following  table  summarizes  all  options  granted through April 30, 2002:

                    Options    Options    Options     Options      Exercise price
                    granted    exercised  terminated  outstanding  per share
                    ---------  ---------  ----------  -----------  ---------------

Financing options.    311,241     68,741           -      242,500  $  0.40 - $0.54
Consulting options  2,200,000    535,000           -    1,665,000  $  1.00 - $1.50
                    ---------  ---------  ----------  -----------

  Totals . . . . .  2,511,241    603,741           -    1,907,500
                    =========  =========  ==========  ===========

The weighted average exercise price of all issued and outstanding options at April 30, 2002 is approximately $1.22.

The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.

NOTE  N  -  STOCK  OPTIONS  --  CONTINUED

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


NOTE  O  -  COMMITMENTS

Marketing  Services  Agreement
------------------------------

In April 1998, the Company entered into a Marketing Services Agreement with an unrelated entity to provide specialized marketing services that will generate sales into specified mass merchandiser outlets. The agreement provides that the Company will pay the marketing company a performance fee equal to 10.0% of all invoiced sales to the respective mass merchandisers and covers virtually all of the Company's products. No sales have occurred under this agreement as of April 30, 2002.

Operating  Leases
-----------------

The Company maintains its field production facilities, warehouse and corporate offices in separate locations under short and long-term operating leases.

The field production facilities are located in a leased site located in Albuquerque, New Mexico. This operating lease is on a month-to-month basis at a rental rate of approximately $1,050 per month.

The warehouse and production line are located in a leased facility located in Katy, Texas. This operating lease requires monthly rental payments of approximately $1,800 per month and expires on June 30, 2003, as extended. The Company is responsible for all normal maintenance and repairs on the facility. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.

The corporate offices are located in a leased facility located in Houston, Texas. This operating lease requires monthly rental payments of approximately $1,360 per month and expires on August 31, 2002, as extended. The Company is also responsible for its pro-rata share of all common area expenses, insurance and ad-valorem taxes on the leased facilities. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.

As of April 30, 2002, the Company has the following future non-cancelable liability for operating lease payments on its facilities:

The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.

NOTE  O  -  COMMITMENTS  -  CONTINUED

Operating  Leases  -  continued
-----------------

                         Year  ending
                            April  30,       Amount
                         -------------     --------

                              2003          $27,040
                              2004            3,600
                                            -------
                            Totals          $30,640
                                             ======


Research  Agreement
-------------------

On February 1, 2002, the Company entered into a Research Agreement with Texas Tech University, a non-profit educational institution of the State of Texas, to investigate a natural, organic trace mineral supplement, using the Company's Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor.

The Research Agreement requires aggregate funding of $70,000, to be funded as follows: $17,500 on or before February 1, 2002; $17,500 on or before May 1, 2002; $17,500 on or before August 1, 2002 and $17,500 on or before November 1, 2002. The term of the Research Agreement is for a one-year period commencing February 1, 2002.

Under the Agreement, Humatech will retain all, if any, patent rights on new discoveries concerning Promax. Texas Tech will receive a royalty of 2.00% of the adjusted gross selling price of any products sold by the Company using any patentable discoveries made during the research covered by this Agreement