Form 10QSB
period 2002-07-31
HUMATECH INC
filed 2002-09-17
CIK 1100976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

  X      Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-----    Act of 1934


              For the quarterly period ended July 31, 2002

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
-----    Act of 1934


              For the transition period from ______________ to _____________



                         Commission File Number: 0-28557
                                                 -------

                                 Humatech, Inc.
        (Exact name of small business issuer as specified in its charter)

           Illinois                                            36-3559839
-----------------------------                        ---------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                   1718 Fry Road, Suite 450, Houston, TX 77084
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (281) 828-2500
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --- --- State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 16, 2002: 15,340,334
                                         -------------------------------

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                                 Humatech, Inc.

                 Form 10-QSB for the Quarter ended July 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1 Financial Statements                                                3

   Item 2 Management's Discussion and Analysis or Plan of Operation          18


Part II - Other Information

   Item 1 Legal Proceedings                                                  23

   Item 2 Changes in Securities                                              23

   Item 3 Defaults Upon Senior Securities                                    23

   Item 4 Submission of Matters to a Vote of Security Holders                23

   Item 5 Other Information                                                  23

   Item 6 Exhibits and Reports on Form 8-K                                   23


Signatures                                                                   24

Item 1 - Part 1 - Financial Statements
                                 Humatech, Inc.
                                 Balance Sheets
                             July 31, 2002 and 2001

                                   (Unaudited)
                                                 July 31, 2002    July 31, 2001
                                                 -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                      $       3,129    $        --
   Accounts receivable - trade,
     net of allowance for doubtful accounts
     of $37,067 and $19,913, respectively               12,898           30,817
   Inventory                                           208,715          157,425
   Prepaid expenses                                    347,320             --
                                                 -------------    -------------

     Total current assets                              572,062          188,242
                                                 -------------    -------------


Property and Equipment - at cost
   Transportation equipment                            205,374          207,432
   Manufacturing and processing equipment              236,999          223,113
   Office furniture and fixtures                        22,219           19,012
                                                 -------------    -------------
                                                       464,592          449,557
   Accumulated depreciation                           (203,619)        (202,039)
                                                 -------------    -------------

     Net property and equipment                        260,973          247,518
                                                 -------------    -------------


Other assets
   Long-term accounts receivable from affiliate        176,473          176,473
   Advances to affiliate                                73,350           28,285
   Investment in affiliated company                        358             --
   Other                                                 1,633            2,007
                                                 -------------    -------------

     Total other assets                                251,814          206,765
                                                 -------------    -------------

Total Assets                                     $   1,084,849    $     642,525
                                                 =============    =============

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 Humatech, Inc.
                           Balance Sheets - Continued
                             July 31, 2002 and 2001

                                   (Unaudited)
                                                        July 31, 2002    July 31, 2001
                                                        -------------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Cash overdraft                                       $        --      $       9,758
   Current maturities of long-term debt                        45,223           65,443
   Customer deposits                                             --             25,800
   Accounts payable - trade                                   168,279          126,438
   Deferred revenue                                              --             39,860
   Due to officers                                          1,105,790        1,055,265
                                                        -------------    -------------

     Total current liabilities                              1,319,292        1,322,564
                                                        -------------    -------------

Long-term Liabilities
   Long-term notes payable, net of current maturities         174,795           93,411
   Notes and commitments payable to affiliates                330,000          330,000
                                                        -------------    -------------

     Total liabilities                                      1,824,087        1,745,975
                                                        -------------    -------------


Commitments and Contingencies


Stockholders' Equity
   Common stock - no par value
     25,000,000 shares authorized
     14,840,334 and 11,102,593 shares
     issued and outstanding                                 4,099,724        1,713,829
   Accumulated deficit                                     (4,838,962)      (2,817,279)
                                                        -------------    -------------

     Total stockholders' equity                              (739,238)      (1,103,450)
                                                        -------------    -------------

Total Liabilities and Stockholders' Equity              $   1,084,849    $     642,525
                                                        =============    =============






The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 Humatech, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended July 31, 2002 and 2001

                                   (Unaudited)

                                                        Three months     Three months
                                                            ended            ended
                                                        July 31, 2002    July 31, 2001
                                                        -------------    -------------

Revenues
   Sales, net of discounts, returns and allowances
       Domestic                                         $      51,327    $      62,072
       Related Party
         Foreign, principally United Kingdom                     --               --
                                                        -------------    -------------
     Net revenues                                              51,327           62,072
                                                        -------------    -------------

Cost of Sales                                                  38,222           55,770
                                                        -------------    -------------

Gross Profit                                                   13,105            6,302
                                                        -------------    -------------

Operating Expenses
   Research and development expenses                           17,570            7,604
   Commissions and other sales and marketing expenses          72,502            7,013
   Officer compensation                                        75,000           67,709
   Other operating expenses                                   116,496          282,072
   Interest expense                                             2,096            4,741
   Depreciation expense                                        16,857           13,814
                                                        -------------    -------------
     Total operating expenses                                 300,521          382,953
                                                        -------------    -------------

Loss from operations                                         (287,416)        (376,651)

Other income (expense)                                           --               --
                                                        -------------    -------------

Loss before income taxes                                     (287,416)        (376,651)

Provision for income taxes                                       --               --
                                                        -------------    -------------

Net Loss                                                     (287,416)        (376,651)

Other Comprehensive Income                                       --               --
                                                        -------------    -------------

Comprehensive Loss                                      $    (287,416)   $    (376,651)
                                                        =============    =============

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted                   $       (0.02)   $       (0.03)
                                                        =============    =============

Weighted-average number of shares
   of common stock outstanding                             15,074,030       10,773,109
                                                        =============    =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 Humatech, Inc.
                            Statements of Cash Flows
                    Three months ended July 31, 2002 and 2001

                                   (Unaudited)

                                                                 Three months     Three months
                                                                    ended            ended
                                                                July 31, 2002    July 31, 2001
                                                                -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                                      $    (287,058)   $    (376,651)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                                   16,950           13,908
       Bad Debt expense                                                  --             20,000
       Consulting and legal fees paid with common stock                32,680          204,750
       Investment in affiliated company acquired for services            (358)            --
       (Increase) Decrease in
         Accounts receivable - trade                                   29,552           20,710
         Inventory                                                     (4,595)           3,540
       Increase (Decrease) in
         Accounts payable - trade                                      74,850          (39,524)
         Due to officers                                               32,725           12,285
                                                                -------------    -------------
Cash flows provided by (used in) operating activities                (105,254)        (140,982)
                                                                -------------    -------------

Cash Flows from Investing Activities
   Purchase of property and equipment                                  (3,949)          (2,485)
                                                                -------------    -------------
Cash flows used in investing activities                                (3,949)          (2,485)
                                                                -------------    -------------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                                 --              9,758
   Proceeds from short-term loan                                       78,855             --
   Principal payments on loans payable                                (10,336)         (21,602)
   Proceeds from issuance of common stock                                --            155,000
                                                                -------------    -------------
Cash flows provided by (used in) financing activities                  68,519          143,156
                                                                -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                      (40,684)            (311)

Cash and cash equivalents at beginning of year                         43,813              311
                                                                -------------    -------------

Cash and cash equivalents at end of year                        $       3,129    $        --
                                                                =============    =============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                               $       2,003    $       4,741
                                                                =============    =============
     Income taxes paid for the period                           $        --      $        --
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


NOTE B - Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of April 30.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended April 30, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2003.

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

                                 Humatech, Inc.

NOTE B - Preparation of Financial Statements - Continued

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


NOTE C - Going Concern Uncertainty

The Company has incurred cumulative net operating losses of approximately $(4,500,000) and has used cumulative cash in operating activities of approximately $(1,900,000) during the period from May 1, 1997 through April 30, 2002.

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


NOTE D - Summary of Significant Accounting Policies

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

                                 Humatech, Inc.

NOTE D - Summary of Significant Accounting Policies - Continued

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At July 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2002 and 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.

9.   Reclassifications
     -----------------

     Certain Fiscal 2001 amounts have been reclassified to conform to the Fiscal 2002 financial statement presentations.

                                 Humatech, Inc.

NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE F - Fixed Assets

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                 July 31, 2002    July 31, 2001
                                                 -------------    -------------
     Vehicles
       Related party                             $        --      $      29,480
     Manufacturing and processing equipment
       Unrelated                                        68,511           68,511
                                                 -------------    -------------
                                                        68,511           97,991
     Accumulated depreciation                          (23,990)         (44,855)
                                                 -------------    -------------

                                                 $      44,521    $      53,136
                                                 =============    =============

NOTE G - Notes Payable

On July 17, 2002, the Company executed a new long-term note payable with an unrelated party for working capital purposes. The note was funded in the amount of approximately $78,855. The note bears interest at 9.0% per annum and matures on July 17, 2007. All unpaid principal and interest is due and payable at maturity. The note is unsecured.

The noteholder has the right to receive principal and interest payments in restricted, unregistered common stock of the Company and this repayment may be done at any time at the request of the noteholder. The conversion price will be the quoted closing price of the Company's common stock on the date of the notice to convert.


NOTE H - Transactions with Affiliates

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



                (Remainder of this page left blank intentionally)

                                 Humatech, Inc.

NOTE H - Transactions with Affiliates - Continued

During 2000, the Company commenced selling various agricultural products to Humatech, Ltd.. During Fiscal 2000 and 2001, the Company received orders for aggregating approximately $355,000 from Humatech, Ltd. on a "payment at time of shipment basis". Subsequent to the production of the product and prior to the completion of shipping, the United Kingdom suffered an epidemic infection of foot and mouth disease which virtually eradicated livestock herds. Humatech, Ltd. then notified the Company that the orders for the completed but unshipped product were still valid and that the manufactured product which was awaiting shipment to the United Kingdom was to be converted to "bill and hold" status. Humatech, Ltd. acknowledged that title had passed to the purchaser yet the physical location of the product remained on the Humatech premises, segregated from all Company inventory and materials. Humatech, Ltd. initiated this action to ensure availability of Humatech's product as the United Kingdom livestock herds were rebuilt subsequent to the passing of the foot and mouth disease epidemic and approval for such by the appropriate United Kingdom governmental agencies. Humatech, Ltd. then affirmed, and continues to affirm, the existence and validity of the transaction, the related trade receivable, the ability to receive shipment of the product and the ability to sell the product into the United Kingdom agricultural market as the livestock herds are rebuilt after the passing of the foot and mouth disease epidemic.

The U. S. Securities and Exchange Commission has established specific criteria to be met in order for revenue to be recognized when delivery has not occurred (Staff Accounting Bulletin - Topic 13 - Revenue Recognition, Question 3). These criteria are:

     9.   The risks of ownership must have passed to the buyer.
     10. The customer must have made a fixed commitment to purchase the goods, preferably in writing.
     11. The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis.
     12. There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry).
     13. The seller must not have retained any specific performance obligations such that the earning process is not complete.
     14. The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders.
     15.  The product must be complete and ready for shipment.

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

                                 Humatech, Inc.

NOTE H - Transactions with Affiliates - Continued

Additionally, management does not anticipate events which created this situation to occur in future periods and maintains the position that this bill and hold shipment was a one-time event necessitated by the unforeseen foot and mouth disease epidemic in the United Kingdom.

As of July 31, 2002 and 2001, the Company conducts business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third party distributors.


NOTE I - Due to Officers

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the three months ended July 31, 2002 and 2001, respectively, the Company paid or accrued approximately $513 and $294 for royalties under this agreement.

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

As of July 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                   July 31, 2002   July 31, 2001
                                                   -------------   -------------

     Officer compensation                          $   1,105,790   $   1,055,265
     Royalty fees                                           --              --
                                                   -------------   -------------

                                                   $   1,105,790   $   1,055,265
                                                   =============   =============


                                 Humatech, Inc.

                    Notes to Financial Statements - Continued


NOTE I - Due to Officers - Continued

Future amounts due under the employment agreements are as follows:

                                                 Year ending
                                                  April 30,              Amount
                                                 -----------          ----------

                                                    2003              $  300,000
                                                    2004                 300,000
                                                    2005                  50,000
                                                                      ----------

                                                   Totals             $  650,000
                                                                      ==========

NOTE J - Income Taxes

The  components of income tax (benefit)  expense for the three months ended July
31, 2002 and 2001, respectively, are as follows:


                                                   July 31, 2002   July 31, 2001
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

     Total                                         $        --     $        --
                                                   =============   =============

As of July 31, 2002, the Company has a net operating loss carryforward of approximately $4,450,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the three months ended July 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                July 31, 2002    July 31, 2001
                                                                -------------    -------------
Statutory rate applied to earnings (loss) before income taxes   $     (86,610)   $    (128,061)

Increase (decrease) in income taxes resulting from:
    State income taxes                                                   --               --
   Other including reserve for deferred tax asset                      86,610          128,061
                                                                -------------    -------------

  Income tax expense                                            $        --      $        --
                                                                =============    =============

                                 Humatech, Inc.

NOTE J - Income Taxes - Continued

The deferred current tax asset on the July 31, 2002 and 2001 balance sheets, respectively, consists of the following:

                                                 July 31, 2002    July 31, 2002
                                                 -------------    -------------

     Current deferred tax asset                  $   1,588,600    $     844,000
       Reserve                                      (1,588,600)        (844,000)
                                                 -------------    -------------

       Net current tax asset                     $        --      $        --
                                                 =============    =============

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the three months ended July 31, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $86,600 and $128,000, respectively.


NOTE K - Common Stock Transactions

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

On June 3, 2002, the Company filed a Registration Statement under the Securities Act of 1933 registering an aggregate 1,500,000 shares of common stock to support the Company's 2002 Omnibus Securities Plan (Plan). The Plan was adopted by the Company's Board of Directors to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications. The Plan seeks to achieve this purpose by providing for Awards in the form of Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of Shares of the Company's Common Stock. Awards may be granted under this Plan in reliance upon federal and state securities law exemptions.

                                 Humatech, Inc.

NOTE K - Common Stock Transactions - Continued

On June 19, 2002, the Company issued 500,000 shares of common stock, registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan, to an individual affiliated with Humatech, Ltd. as additional consideration for consulting services rendered to the Company. This transaction was valued at an aggregate $380,000, which equals the quoted closing price of the Company's equivalent securities on the transaction date.


NOTE L - Stock Warrants

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

The following table lists the issued and outstanding stock warrants as of July 31, 2002:

                                  Warrants         Warrant
                                 originally     outstanding at
                                   issued        July 31, 2002    Exercise price
                               --------------   --------------   ---------------

2001 - Series A                       343,750          343,750   $2.00 per share
2001 - Series B                       343,750          343,750   $3.00 per share
2001 - Series C                       343,750          343,750   $4.00 per share
2001 - Series D                       343,750          343,750   $5.00 per share
                               --------------   --------------

Totals at July 31, 2002             1,375,000        1,375,000
                               ==============   ==============


NOTE M - Stock Options

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


                                 Humatech, Inc.

                    Notes to Financial Statements - Continued


NOTE M - Stock Options - Continued

The following table summarizes all options granted through July 31, 2002:

                         Options     Options      Options      Options     Exercise price
                         granted    exercised   terminated   outstanding      per share
                        ---------   ---------   ----------   -----------   --------------
Financing options         311,241      68,741         --         242,500   $0.40 - $0.54
Consulting options      2,200,000     535,000         --       1,665,000   $1.00 - $1.50
                        ---------   ---------   ----------   -----------

     Totals             2,511,241     603,741         --       1,907,500
                        =========   =========   ==========   ===========

The weighted average exercise price of all issued and outstanding options at July 31, 2002 is approximately $1.22.

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


NOTE N - Commitments

Marketing Services Agreement
----------------------------

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

Operating Leases
----------------

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

                                 Humatech, Inc.

NOTE N - Commitments - Continued

Operating Leases - continued

The corporate offices are located in a leased facility located in Houston, Texas. This operating lease requires monthly rental payments of approximately $1,360 per month and expires on August 31. 2002, as extended. The Company is also responsible for it's pro-rata share of all common area expenses, insurance and ad-valorem taxes on the leased facilities. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.

As of April 30, 2002, the Company has the following future non-cancellable liability for operating lease payments on its facilities:

                           Year ending
                            April 30,       Amount
                           -----------    ----------

                              2003        $   27,040
                              2004             3,600
                                          ----------
                             Totals       $   30,640
                                          ==========

Research Agreement

On February 1, 2002, the Company entered into a Research Agreement with Texas Tech University (Texas Tech), a non-profit educational institution of the State of Texas, to investigate a natural, organic trace mineral supplement, using the Company's Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor.

The Research Agreement requires aggregate funding of $70,000, to be funded as follows: $17,500 on or before February 1, 2002; $17,500 on or before May 1, 2002; $17,500 on or before August 1, 2002 and $17,500 on or before November 1, 2002. The term of the Research Agreement is for a one year period commencing February 1, 2002.

Under the agreement, Humatech will retain all, if any, patent rights on new discoveries concerning Promax. Texas Tech will receive a "to-be negotiated" royalty of up to 2.00% of the adjusted gross selling price of any products sold by the Company using any patentable discoveries made during the research covered by this agreement.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Certifications of the Company's Chief Executive Officer and Chief Operating Officer as required by the U. S. Securities and Exchange Commission

The signing officers of the Company acknowledge that the Company's Board of Directors and Management are responsible for establishing and maintaining disclosure controls and procedures for periodic filings made by Humatech, Inc. These controls and systems are designed to ensure that material information is made known to the Board of Directors and Management of the Company, particularly during the period in which this periodic report is being prepared. The Company's Board of Directors and Management have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this periodic filing.

Based upon our review of these controls, as required, our disclosure controls, in our opinion, are adequate to provide an effective flow of information between all parties responsible for the preparation of the various sections of this periodic filing and to the Company's independent certified accounting firm during their review of this filing in accordance with SEC Release 34-42266.

Further, there have been no significant changes in our internal accounting control system or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant disclosures and material weaknesses.

(3)  Qualified Report of Independent Certified Public Accountants

Our independent certified public accounting firm has qualified their audit opinion for each of the prior two fiscal years ended April 30, 2002 and 2001, respectively, and their independent accountant's review report on the unaudited financial statements of Humatech, Inc. for the period ending July 31, 2002 and 2001. Their qualifying paragraph notes that the financial statements in this filing have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

(4)  Critical Accounting Issues

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

Our critical accounting policy is the recording of sales, and related revenue recognition, on a Fiscal 2000 transaction with Humatech, Ltd., a foreign entity which became a related party subsequent to April 30, 2002, for products which have not yet been shipped. We have detailed our discussion of this event in the accompanying notes to the financial statements.

(5)  Results of Operations

During the first quarter of Fiscal 2003 (period ended July 31, 2002) as compared to the first quarter of Fiscal 2002, the Company experienced net revenues of approximately $51,000 and $62,000, respectively. These revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

Costs of sales for the quarters ended July 31, 2002 and 2001 were approximately $38,000 (74.47%) and approximately $56,000 (89.85%).

The Company incurred direct operating expenses totaling approximately $268,000 and $383,000, respectively, for the three month period ended July 31, 2002 and 2001. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing. Additionally, during the quarter ended July 31, 2001, the Company incurred a non-cash charge to operations of approximately $204,750 for the issuance of approximately 325,000 shares of common stock on a Registration Statement Under The Securities Act of 1933 on Form S-8.

After removing the non-cash charge of approximately $204,750, the Company incurred recurring expenditures of approximately $268,000 during the three months ended July 31, 2002 and approximately $178,000 during the three months ended July 31, 2001.

Overall, the Company incurred a net operating loss of approximately $(255,000) and $(377,000) during the first quarter ended July 31, 2002 and 2001, respectively, for a net loss per share of approximately $(0.02) and $(0.03) per share, respectively.

(5)  Liquidity and Capital Resources

As  of  July  31,  2002,  the  Company  has  working  capital  of  approximately
$(1,200,000), inclusive of accrued officers compensation of approximately $1,105,000, as compared to approximately $(1,134,000), inclusive of accrued officers compensation of approximately $1,055,000, as of July 31, 2001.

The Company consumed approximately $105,000 in cash for operating activities during the first three months of Fiscal 2003 as compared to consuming approximately $141,000 in cash during the first three months of Fiscal 2001.

On July 17, 2002, the Company executed a new long-term note payable with an unrelated party for working capital purposes. The note was funded in the amount of approximately $78,855. The note bears interest at 9.0% per annum and matures on July 17, 2007. All unpaid principal and interest is due and payable at maturity. The note is unsecured. The noteholder has the right to receive principal and interest payments in restricted, unregistered common stock of the Company and this repayment may be done at any time at the request of the noteholder. The conversion price will be the quoted closing price of the Company's common stock on the date of the notice to convert.

The Company has identified no significant capital requirements for Fiscal 2003. Liquidity requirements mandated by future business expansion or acquisitions, if any, are not readily determinable at this time as no substantive plans have been formulated by management.

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

(6)  Non-Standard Transactions

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

(1)  The risks of ownership must have passed to the buyer.

          Humatech, Ltd. affirmed that title to the goods passed to them including all risk of loss.

(2) The customer must have made a fixed commitment to purchase the goods, preferably in writing.

          Humatech, Ltd. committed to the purchase and has continued to affirm the transaction to the Company and to the Company's independent auditor via a written positive accounts receivable confirmation.

(3) The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis.

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

(4) There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry).

          The delivery schedule was fixed by Humatech, Ltd. predicated upon governmental approval for the rebuilding of United Kingdom livestock herds upon the verification of the eradication of foot and mouth disease and the commencement of herd redevelopment by independent third-party farmers who formed the customer base of Humatech, Ltd. Traditionally, agricultural products are sold on an "as needed" basis and are stockpiled by distributors during periods of lower demand or during periods of seasonal fluctuation. The Company's products are not subject to seasonal fluctuation; however, their use is subject to the growth cycle of livestock herds being produced for slaughter.

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

(5) The seller must not have retained any specific performance obligations such that the earning process is not complete.

          Humatech, Inc. retained no and has no performance obligations to complete the earning process.

(6) The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders.

          Humatech, Inc. segregated all bill and hold product owned by Humatech, Ltd. on its Albuquerque, New Mexico production site in an area completely away and separate from all other Company inventory and processing equipment.

(7)  The product must be complete and ready for shipment.

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


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

     On June 3, 2002, the Company filed a Registration Statement under the Securities Act of 1933 registering an aggregate 1,500,000 shares of common stock to support the Company's 2002 Omnibus Securities Plan (Plan). The Plan was adopted by the Company's Board of Directors to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications. The Plan seeks to achieve this purpose by providing for Awards in the form of Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of Shares of the Company's Common Stock. Awards may be granted under this Plan in reliance upon federal and state securities law exemptions.

     On June 19, 2002, the Company issued 500,000 shares of common stock, pursuant to the Company's 2002 Omnibus Securities Plan, to David Caney, an individual affiliated with Humatech, Ltd., as additional consideration for consulting services rendered to the Company. This transaction was valued at an aggregate $380,000, which equals the quoted closing price of the Company's equivalent securities on the transaction date.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

       10.1 Addendum to November 16, 2002 Consulting Agreement with David Caney dated June 19, 2002
       23.1   Consent of Independent Certified Public Accountants
       99.1   CEO  Certification  Pursuant to 18 USC,  Section  1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       99.2   CFO  Certification  Pursuant to 18 USC,  Section  1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------

     June 10, 2002     To file various Corporate  organizational,  incorporation
                       and other documents as exhibits to previous filings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  Humatech, Inc.

Dated:  September 16, 2002                                 /s/ David G. Williams
        ------------------                          ----------------------------
                                                               David G. Williams
                                                         President, Director and
                                                         Chief Executive Officer

Dated:  September 16, 2002                                /s/ John D. Rottweiler
        ------------------                          ----------------------------
                                                              John D. Rottweiler
                                                    Vice President, Director and
                                                         Chief Financial Officer