Form 10QSB
period 2002-10-31
HUMATECH INC
filed 2002-12-23
CIK 1100976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-28557


                                 HUMATECH, INC.
              (Exact name of registrant as specified in its charter)

        Illinois                                              36-3559839
  -------------------                                     -------------------
(State of incorporation)                                (IRS Employer ID Number)

                   1718 Fry Road, Suite 450, Houston, TX 77084
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (281) 828-2500
                                 --------------
                           (Issuer's telephone number)


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes ----    No ----.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 23, 2002, there were 16,700,388 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes      No    X
                                 ----     ----

                                 HUMATECH,  INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

                                    PART  I

     ITEM  1     Financial  Statements                                         3

     ITEM  2     Management's Discussion and Analysis or Plan of Operation    20

     ITEM  3     Controls  and  Procedures                                    25


                                    PART  II

     ITEM  1     Legal  Proceedings                                           26

     ITEM  2     Changes  in  Securities                                      26

     ITEM  3     Defaults  Upon  Senior  Securities                           26

     ITEM  4     Submission  of  Matters  to  a  Vote of Security Holders     26

     ITEM  5     Other  Information                                           26

     ITEM  6     Exhibits  and  Reports  on  Form  8-K                        26

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

ITEM  1     FINANCIAL  STATEMENTS


                                 HUMATECH,  INC.
                                 BALANCE  SHEETS
                          October  31,  2002  and  2001

                                   (UNAUDITED)

                                                 October 31,    October 31,
                                                    2002           2001
                                                -------------  -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash on hand and in bank . . . . . . . . . .  $         70   $     67,387
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $25,000 and $38,061, respectively . . .         9,457         29,717
  Inventory. . . . . . . . . . . . . . . . . .       232,883        159,825
  Prepaid expenses . . . . . . . . . . . . . .       277,400              -
                                                -------------  -------------

    TOTAL CURRENT ASSETS . . . . . . . . . . .       519,810        256,929
                                                -------------  -------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment . . . . . . . . . .       205,374        217,133
  Manufacturing and processing equipment . . .       238,198        227,333
  Office furniture and fixtures. . . . . . . .        22,219         19,012
                                                -------------  -------------
                                                     465,791        463,478
  Accumulated depreciation . . . . . . . . . .      (220,477)      (206,689)
                                                -------------  -------------

    NET PROPERTY AND EQUIPMENT . . . . . . . .       245,314        256,789
                                                -------------  -------------


OTHER ASSETS
  Long-term accounts receivable from affiliate       176,473        176,473
  Advances to affiliate. . . . . . . . . . . .        73,350         63,281
  Investment in affiliated company . . . . . .           358              -
  Other. . . . . . . . . . . . . . . . . . . .         1,539          1,914
                                                -------------  -------------

    TOTAL OTHER ASSETS . . . . . . . . . . . .       251,720        241,668
                                                -------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . .  $  1,016,844   $    755,386
                                                =============  =============

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The  accompanying  notes  are  an  integral  part of these financial statements.


                                   HUMATECH,  INC.
                            BALANCE  SHEETS  -  CONTINUED
                            October  31,  2002  and  2001

                                    (UNAUDITED)

                                                       October 31,    October 31,
                                                          2002           2001
                                                      -------------  -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES
  Cash overdraft . . . . . . . . . . . . . . . . . .  $     17,154   $          -
  Current maturities of long-term debt . . . . . . .        45,223         65,443
  Accounts payable - trade . . . . . . . . . . . . .       199,665        130,283
  Due to officers. . . . . . . . . . . . . . . . . .     1,131,846      1,066,812
                                                      -------------  -------------

    TOTAL CURRENT LIABILITIES. . . . . . . . . . . .     1,393,888      1,262,538
                                                      -------------  -------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities        83,520         85,641
  Notes and commitments payable to affiliates. . . .       330,000        330,000
                                                      -------------  -------------

    TOTAL LIABILITIES. . . . . . . . . . . . . . . .     1,807,408      1,678,179
                                                      -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized.
    16,499,129 and 13,169,927 shares
    issued and outstanding . . . . . . . . . . . . .     4,549,645      2,489,829
  Accumulated deficit. . . . . . . . . . . . . . . .    (5,340,209)    (3,412,622)
                                                      -------------  -------------

    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . .      (790,564)      (922,793)
                                                      -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . .  $  1,084,849   $    755,386
                                                      =============  =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The  accompanying  notes  are  an  integral  part of these financial statements.


                                           HUMATECH,  INC.
                          STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                      Six  and  Three  months  ended  October  31,  2002  and  2001

                                            (UNAUDITED)

                                        Six months     Six months     Three months    Three months
                                           ended          ended          ended           ended
                                        October 31,    October 31,    October 31,     October 31,
                                           2002           2001            2002            2001
                                       -------------  -------------  --------------  --------------

REVENUES
  Sales, net of discounts,
    returns and allowances
      Domestic. . . . . . . . . . . .  $     66,128   $    168,501   $      14,801   $     106,429
      Related Party
        Foreign, principally
          United Kingdom. . . . . . .           300              -             300               -
                                       -------------  -------------  --------------  --------------
    NET REVENUES. . . . . . . . . . .        66,428        168,501          15,101         106,429
COST OF SALES . . . . . . . . . . . .        48,786        124,071          10,564          68,301
                                       -------------  -------------  --------------  --------------
GROSS PROFIT. . . . . . . . . . . . .        17,642         44,430           4,537          38,128
                                       -------------  -------------  --------------  --------------

OPERATING EXPENSES
  Research and development expenses .        35,562         18,556          17,992          10,952
  Selling expenses. . . . . . . . . .       153,239         27,606          80,737          20,593
  Officer compensation. . . . . . . .       150,000        142,709          75,000          75,000
  Other operating expenses. . . . . .       334,526        790,546         218,030         508,474
  Interest expense. . . . . . . . . .         6,067          6,926           3,971           2,185
  Depreciation expense. . . . . . . .        33,715         30,081          16,858          16,267
  Compensation expense related to
    common stock issuances at less
    than "fair value" . . . . . . . .        43,502              -          43,502               -
                                       -------------  -------------  --------------  --------------
  TOTAL OPERATING EXPENSES. . . . . .       756,611      1,016,424         456,090         633,471
                                       -------------  -------------  --------------  --------------
LOSS FROM OPERATIONS. . . . . . . . .      (738,969)      (971,994)       (451,553)       (595,343)

OTHER INCOME (EXPENSE)
  Interest and other. . . . . . . . .           358              -               -               -
  Premium paid on debt conversion . .       (49,694)             -         (49,694)              -
                                       -------------  -------------  --------------  --------------
LOSS BEFORE INCOME TAXES. . . . . . .      (788,305)      (971,994)       (500,889)       (595,343)

PROVISION FOR INCOME TAXES. . . . . .             -              -               -               -
                                       -------------  -------------  --------------  --------------
NET LOSS. . . . . . . . . . . . . . .      (788,305)      (971,994)       (500,889)       (595,343)

OTHER COMPREHENSIVE INCOME. . . . . .             -              -               -               -
                                       -------------  -------------  --------------  --------------
COMPREHENSIVE LOSS. . . . . . . . . .  $   (788,305)  $   (971,994)  $    (500,889)  $    (595,343)
                                       =============  =============  ==============  ==============

Net loss per weighted-average
  share of common stock outstanding,
  calculated on Net Loss - basic and
  fully diluted . . . . . . . . . . .  $      (0.05)  $      (0.09)  $       (0.03)  $       (0.05)
                                       =============  =============  ==============  ==============

Weighted-average number of shares
  of common stock outstanding . . . .    15,464,041     11,365,555      15,854,052      11,958,181
                                       =============  =============  ==============  ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The  accompanying  notes  are  an  integral  part of these financial statements.


                                               HUMATECH,  INC.
                                        STATEMENTS  OF  CASH  FLOWS
                             Six  months  ended  October  31,  2002  and  2001

                                               (UNAUDITED)


                                                                          Six months       Six months
                                                                             ended            ended
                                                                          October 31,      October 31,
                                                                             2002             2001
                                                                        ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period. . . . . . . . . . . . . . . . . . . . . . .  $     (788,305)  $     (971,994)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization. . . . . . . . . . . . . . . . . .          33,715           30,265
      Bad Debt expense . . . . . . . . . . . . . . . . . . . . . . . .         (12,067)          40,000
      Premium paid for debt conversion paid with common stock. . . . .          49,694                -
      Compensation expense related to common stock issuances
        at less than "fair value". . . . . . . . . . . . . . . . . . .          43,502                -
      Consulting and legal fees paid with common stock . . . . . . . .         206,470          535,750
      Interest paid with common stock. . . . . . . . . . . . . . . . .           1,342                -
      Investment in affiliated company acquired for services . . . . .            (358)               -
      (Increase) Decrease in
        Accounts receivable - trade. . . . . . . . . . . . . . . . . .          45,060          (33,186)
        Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,763)           1,140
      Increase (Decrease) in
        Accounts payable - trade . . . . . . . . . . . . . . . . . . .         106,236          (81,339)
        Due to officers. . . . . . . . . . . . . . . . . . . . . . . .          58,781           23,832
                                                                        ---------------  ---------------
CASH FLOWS USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . .        (284,693)        (455,529)
                                                                        ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . . . . . . . . .          (5,148)         (28,023)
                                                                        ---------------  ---------------
CASH FLOWS USED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . .          (5,148)         (28,023)
                                                                        ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft. . . . . . . . . . . . . . . .          17,154                -
  Proceeds from short-term loan. . . . . . . . . . . . . . . . . . . .         131,355                -
  Principal payments on loans payable. . . . . . . . . . . . . . . . .         (22,756)         (29,372)
  Proceeds from issuance of common stock . . . . . . . . . . . . . . .         120,345          580,000
                                                                        ---------------  ---------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . .         246,098          550,628
                                                                        ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .         (43,743)          67,076
Cash and cash equivalents at beginning of year . . . . . . . . . . . .          43,813              311
                                                                        ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . .  $           70   $       67,387
                                                                        ===============  ===============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
Interest paid for the period . . . . . . . . . . . . . . . . . . . . .  $        4,538   $        6,739
                                                                        ===============  ===============
Income taxes paid for the period . . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                                        ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjust-ments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2003.

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


NOTE  C  -  GOING  CONCERN  UNCERTAINTY

The  Company  has  incurred  cumulative  net  operating  losses of approximately
$(5,340,000) and has used cumulative cash in operating activities of approxi-mately $(2,200,000) during the period from May 1, 1997 through October 31, 2002.

During Fiscal 2002, the Company began shipments of product into the retail lawn and garden consumer market and received positive test and field trial results on its animal feed supplement products. Further, in July 2002, the Company received shipping instructions for delivery of agricultural feed supplement products to the United Kingdom as livestock herds are being reestablished after the abatement of foot and mouth disease epidemic, which began in Calendar 2000.

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

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

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

7.     Income  taxes
       -------------

The Company utilizes the asset and liability method of accounting for income taxes. At October 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial report-ing purposes, primarily allowance for doubtful accounts and accumulated depreciation.

8.     Loss  per  share
       ----------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equiva-lents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 2002 and 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.

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

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE  F  -  FIXED  ASSETS

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                               October 31,    October 31,
                                                  2002           2001
                                              -------------  -------------
      Vehicles
        Related party. . . . . . . . . . . .  $          -   $     29,480
      Manufacturing and processing equipment
        Unrelated. . . . . . . . . . . . . .        68,511         68,511
                                              -------------  -------------
                                                    68,511         97,991
      Accumulated depreciation . . . . . . .       (25,702)       (51,966)
                                              -------------  -------------

                                              $     42,809   $     46,025
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

On September 24, 2002, the noteholder exercised their option to convert the outstanding principal and accrued interest into common stock. On the conversion date, the Company's closing quoted stock price was $0.45 per share. The Company issued 394,274 shares of restricted, unregistered common stock as follows:
178,214 shares to convert the principal balance of approximately $78,855 and accrued interest of approximately $1,342 and 216,060 shares, valued at $0.23 per share, as a conversion premium.

                                 HUMATECH, INC.

NOTE  G  -  NOTES  PAYABLE

During the second quarter of Fiscal 2003, another unrelated party made various working capital advances to the Company totaling approximately $52,500. On September 24, 2002, the party making the advances converted the debt to common stock. The Company issued approximately 262,500 shares of restricted, unregistered common stock, valued at $0.23 per share, or $60,375. The difference between the effective repayment, based on a 50% discount off of the closing quoted price of the Company's common stock and the aggregate amount advanced was charged to operations as "compensation expense related to common stock issuances at less than "fair value".


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

During 2000, the Company commenced selling various agricultural products to Humatech, LtdDuring Fiscal 2000 and 2001, the Company received orders for aggregating approximately $355,000 from Humatech, Ltd. on a "payment at time of shipment basis". Subsequent to the production of the product and prior to the completion of shipping, the United Kingdom suffered an epidemic infection of foot and mouth disease which virtually eradicated livestock herds. Humatech, Ltd. then notified the Company that the orders for the completed but unshipped product were still valid and that the manufactured product which was awaiting shipment to the United Kingdom was to be converted to "bill and hold" status. Humatech, Ltd. acknowledged that title had passed to the purchaser yet the physical location of the product remained on the Humatech premises, segregated from all Company inventory and materials. Humatech, Ltd. initiated this action to ensure availability of Humatech's product as the United Kingdom livestock herds were rebuilt subsequent to the passing of the foot and mouth disease epidemic and approval for such by the appropriate United Kingdom governmental agencies. Humatech, Ltd. then affirmed, and continues to affirm, the existence and validity of the transaction, the related trade receivable, the ability to receive shipment of the product and the ability to sell the product into the United Kingdom agricultural market as the livestock herds are rebuilt after the passing of the foot and mouth disease epidemic.

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

                                 HUMATECH, INC.

NOTE  H  -  TRANSACTIONS  WITH  AFFILIATES

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

Not withstanding the above discussion, given the length of time since the initial transactions and the subsequent acquisition of an investment position by Humatech, Inc. in Humatech, Ltd., the now related party trade receivable is reclassified from current to long-term, retroactive to the date of the initial transaction(s) and is presented as such in the accompanying financial state-ments.

Additionally, management does not anticipate events which created this situation to occur in future periods and maintains the position that this bill and hold shipment was a one-time event necessitated by the unforeseen foot and mouth disease epidemic in the United Kingdom.

As of October 31, 2002 and 2001, the Company conducts business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third party distributors.


NOTE  I  -  DUE  TO  OFFICERS

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the three months ended October 31, 2002 and 2001, respectively, the Company paid or accrued approximately $620 and $942 for royalties under this agreement.

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

                                 HUMATECH, INC.

NOTE  I  -  DUE  TO  OFFICERS

As of October 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                              October 31,   October 31,
                                  2002          2001
                              ------------  ------------

        Officer compensation  $  1,131,846  $  1,402,779
        Royalty fees . . . .             -             -
                              ------------  ------------

                              $  1,131,846  $  1,402,779
                              ============  ============

Future  amounts  due  under  the  employment  agreements  are  as  follows:

                    Year ending
                    April 30,       Amount
                    ------------ ------------

                    2003 . . . . $    300,000
                    2004 . . . .      300,000
                    2005 . . . .       50,000
                                 ------------

                    Totals       $    650,000
                                 ============

NOTE  J  -  INCOME  TAXES

The components of income tax (benefit) expense for the six months ended October 31, 2002 and 2001, respectively, are as follows:

                  October 31,   October 31,
                      2002          2001
                  ------------  ------------
      Federal:
        Current.  $          -  $          -
        Deferred             -             -
                  ------------  ------------
                             -             -
                  ------------  ------------
      State:
        Current.             -             -
        Deferred             -             -
                  ------------  ------------
                             -             -
                  ------------  ------------

      Total. . .  $          -  $          -
                  ============  ============

As of October 31, 2002, the Company has a net operating loss carryforward of approximately $4,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.


                (Remainder of this page left blank intentionally)

                                 HUMATECH, INC.

NOTE  J  -  INCOME  TAXES  -  CONTINUED

The Company's income tax expense for the six months ended October 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                     October 31,      October 31,
                                                                        2002             2001
                                                                   ---------------  ---------------

    Statutory rate applied to earnings (loss) before income taxes  $     (268,000)  $     (330,000)

    Increase (decrease) in income taxes resulting from:
      State income taxes. . . . . . . . . . . . . . . . . . . . .               -                -
     Other including reserve for deferred tax asset . . . . . . .         268,000          330,000
                                                                   ---------------  ---------------

      Income tax expense. . . . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                                   ===============  ===============

The deferred current tax asset on the October 31, 2002 and 2001 balance sheets, respectively, consists of the following:


                                   October 31,        October 31,
                                       2002              2001
                                ------------------  ---------------

    Current deferred tax asset  $       1,428,000   $      683,000
      Reserve. . . . . . . . .         (1,428,000)        (683,000)
                                ------------------  ---------------

      Net current tax asset. .  $               -   $            -
                                ==================  ===============

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the six months ended October 31, 2002 and 2001, the reserve for the deferred current tax asset increased (decreased) by approximately $(74,000) and $(33,000), respectively.


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

NOTE  K  -  COMMON  STOCK  TRANSACTIONS

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

In August 2002, the Company issued 60,000 shares of common stock , registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan, to the Company's legal counsel for legal services provided to the Company. This transaction was valued at approximately $34,800, which equals the quoted closing price of the Company's equivalent securities on the transaction date. Additionally, the Company issued aggregate options to purchase 59,000 shares of common stock, which were exercised, registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan, to the Company's legal counsel with an effective average exercise price of $0.51 per share, which was below the closing quoted price of the Company's equivalent securities on the respective exercise date. The Company charged an aggregate $5,995 to operations as "compensation expense related to common stock issuances at less than "fair value" for the difference between the value of the shares issued and the cash received upon exercise of the options.

On September 20, 2002 and October 17, 2002, the Company issued an aggregate 200,000 options to purchase common stock, which were concurrently converted, registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan, to an existing shareholder at an exercise price of approximately $0.45 per share. The Company received an aggregate $90,000 in cash on these exercise transactions. The Company charged an aggregate $16,000 to operations as "compensation expense related to common stock issuances at less than "fair value" for the difference between the value of the shares issued and the cash received upon exercise of the options.

On September 20, 2002, the Company issued an aggregate 127,207 shares of common stock, registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan, to three individuals; one unrelated and two existing shareholders, for consulting services rendered to the Company. These transactions were valued, in the aggregate, at approximately $50,883, which was below the closing quoted price of the Company's equivalent securities on the respective exercise date. The Company charged an aggregate $7,632 to operations as "compensation expense related to common stock issuances at less than "fair value" for the difference between the market value of the shares issued and the agreed upon value of the services provided.

                                 HUMATECH, INC.

NOTE  K  -  COMMON  STOCK  TRANSACTIONS  -  CONTINUED

On October 2, 2002, the Company issued an aggregate 55,804 shares of common stock, registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan, as compensation to two individuals. These transactions were valued at an aggregate $24,000, which equals the quoted closing price of the Company's equivalent securities on the transaction date.


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

The following table lists the issued and outstanding stock warrants as of October 31, 2002:

                                       Warrants
                          Warrants   outstanding at
                         originally   October 31,
                           issued        2002         Exercise price
                         ----------  ---------------  --------------

2001 - Series A . . . .     343,750         343,750   $2.00 per share
2001 - Series B . . . .     343,750         343,750   $3.00 per share
2001 - Series C . . . .     343,750         343,750   $4.00 per share
2001 - Series D . . . .     343,750         343,750   $5.00 per share
                         ----------  --------------

Totals at July 31, 2002   1,375,000       1,375,000
                         ==========  ==============


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

In May 2000, the Company issued 200,000 stock options to an individual providing consulting services to the Company. The options are fully earned and exer-cisable at issuance, expire on April 30, 2005 and have an exercise price of $1.25 per share.

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

                                 HUMATECH, INC.

NOTE  M  -  STOCK  OPTIONS  -  CONTINUED

On June 3, 2002, the Company filed a Registration Statement under the Securities Act of 1933 registering an aggregate 1,500,000 shares of common stock to support the Company's 2002 Omnibus Securities Plan (Plan). The Plan was adopted by the Company's Board of Directors to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications. The Plan seeks to achieve this purpose by providing for Awards in the form of Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of Shares of the Company's Common Stock. Awards may be granted under this Plan in reliance upon federal and state securities law exemptions. From June 3, 2002 through October 31, 2002, the Company issued an aggregate 339,000 options to purchase shares pursuant to this Plan. As of October 31, 2002, options to purchase 80,000 shares of common stock remain unexercised.

The  following  table  summarizes  all options granted through October 31, 2002:

                     Options    Options    Options      Options    Exercise price
                     granted   exercised  terminated  outstanding     per share
                    ---------  ---------  ----------  -----------  ---------------

Financing options.    311,241     68,741           -      242,500  $  0.40 - $0.54
Consulting options
  2001 Plan. . . .  2,200 000    535,000           -    1,665,000  $  1.00 - $1.50
  2002 Plan. . . .    339,000    259,000           -       80,000  $          0.43
                    ---------  ---------  ----------  -----------

  Totals . . . . .  2,850,241    862,741           -    1,987,500
                    =========  =========  ==========  ===========

The weighted average exercise price of all issued and outstanding options at October 31, 2002 is approximately $1.19.

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

                                 HUMATECH, INC.

NOTE  N  -  COMMITMENTS  -  CONTINUED

Operating  Leases
-----------------

The Company maintains its field production facilities, warehouse and corporate offices in separate locations under short and long-term operating leases.

The field production facilities are located in a leased site located in Albuquerque, New Mexico. This operating lease is on a month-to-month basis at a rental rate of approximately $1,050 per month.

The warehouse and production line are located in a leased facility located in Katy, Texas. This operating lease requires monthly rental payments of approxi-mately $1,800 per month and expires on June 30, 2003, as extended. The Company is responsible for all normal maintenance and repairs on the facility. Additionally, the Company must provide insurance coverage in an amount acceptable to the lessor, as defined in the lease agreement.

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

As of April 30, 2002, the Company has the following future non-cancellable liability for operating lease payments on its facilities:

                         Year  ending
                            April  30,       Amount
                         -------------     --------

                         2003               $27,040
                         2004                 3,600
                                            -------
                         Totals             $30,640
                                            =======

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

(2)     QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

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

(3)     CRITICAL  ACCOUNTING  ISSUES

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

(4)     RESULTS  OF  OPERATIONS

During the first six months of Fiscal 2003 as compared to the same period of Fiscal 2002, the Company experienced net revenues of approximately $66,000 and $168,500, respectively. All Fiscal 2002 revenues were derived solely from domestic sources and the Company realized revenues of approximately $66,000 from unrelated domestic sources and approximately $300 from foreign related party sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

Costs of sales for the six months ended October 31, 2002 and 2001 were approximately $49,000 (73.44%) and approximately $124,000 (73.63%).

The Company incurred direct operating expenses totaling approximately $757,000 and $1,016,000, respectively, for the six month period ended October 31, 2002 and 2001. The largest items in this category are officers compensation, which is subject to long-term employment agreements, sales and marketing expenses, payroll and various travel related expenses related to product development, general administration and product marketing.

During the six months ended October 31, 2001, the Company incurred non-cash charges to operations of approximately $535,250 for the issuance of approximately 1,296,000 shares of common stock on three separate Registration Statements Under The Securities Act of 1933 on Form S-8.

During the second quarter of Fiscal 2003, the Company incurred a non-cash charge aggregating approximately $43,500 for "compensation expense related to common stock issuances at less than "fair value" and non-cash charges aggregating approximately $206,000 for the issuance of common stock pursuant to the Company's 2002 Omnibus Stock Option Plan for common stock issued for consulting and legal fees, commissions and employee compensation.

Overall, the Company incurred a net operating loss of approximately $(788,000) and $(972,000) during the first six months of Fiscal 2003 and 2002 (periods ended October 31, 2002 and 2001), respectively, for a net loss per share of approximately $(0.05) and $(0.09) per share, respectively.

(5)     LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  October  31,  2002,  the  Company  has  working capital of approximately
$ (874,000), inclusive of accrued officers compensation of approximately $1,132,000, as compared to approximately $(1,006,000), inclusive of accrued officers compensation of approximately $1,067,000, as of October 31, 2001.

The Company consumed approximately $285,000 in cash for operating activities during the six months of Fiscal 2003 as compared to consuming approximately $456,000 in cash during the first six months of Fiscal 2001.

On July 17, 2002, the Company executed a new long-term note payable with an unrelated party for working capital purposes. The note was funded in the amount of approximately $78,855. The note bears interest at 9.0% per annum and matures on July 17, 2007. All unpaid principal and interest is due and payable at maturity. The note is unsecured. The noteholder has the right to receive principal and interest payments in restricted, unregistered common stock of the

Company and this repayment may be done at any time at the request of the noteholder. The conversion price will be the quoted closing price of the Company's common stock on the date of the notice to convert. On September 24, 2002, the noteholder exercised their option to convert the outstanding principal and accrued interest into common stock. On the conversion date, the Company's closing quoted stock price was $0.45 per share. The Company issued 394,274 shares of restricted, unregistered common stock as follows: 178,214 shares to convert the principal balance of approximately $78,855 and accrued interest of approximately $1,342 and 216,060 shares, valued at $0.23 per share, as a conversion premium.

During the second quarter of Fiscal 2003, another unrelated party made various working capital advances to the Company totaling approximately $52,500. On September 24, 2002, the party making the advances converted the debt to common stock. The Company issued approximately 262,500 shares of restricted, unregistered common stock, valued at $0.23 per share, or $60,375. The difference between the effective repayment, based on a 50% discount off of the closing quoted price of the Company's common stock and the aggregate amount advanced was charged to operations as "compensation expense related to common stock issuances at less than "fair value".

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

(4) There must be a fixed schedule for delivery of the goods. The date for for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry).

     The delivery schedule was fixed by Humatech, Ltd. predicated upon govern-mental approval for the rebuilding of United Kingdom livestock herds upon the verification of the eradication of foot and mouth disease and the commencement of herd redevelopment by independent third-party farmers who formed the customer base of Humatech, Ltd. Traditionally, agricultural products are sold on an "as needed" basis and are stockpiled by dis-tributors during periods of lower demand or during periods of seasonal fluctuation. The Company's products are not subject to seasonal fluctu-ation; however, their use is subject to the growth cycle of livestock herds being produced for slaughter.

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

ITEM  3     CONTROLS  AND  PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In September 2002, we issued 394,274 shares of common stock to Customized Telecommunications, Inc., and 262,500 shares of common stock to BEKS Corp., all restricted in accordance with Rule 144, as repayment of loans in the aggregate principal amount of $78,855 and $52,500, respectively. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the purchasers were accredited investors.

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

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        23.1     Consent  of  Independent  Certified  Public  Accountants

(b)     Reports  on  Form  8-K

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  December  23,  2002              /s/ David G. Williams
                                         ---------------------------------------
                                         By:   David G. Williams
                                         Its:  President, Director, and Chief
                                               Executive  Officer




Dated:  December  23,  2002              /s/ John D. Rottweiler
                                         ---------------------------------------
                                         By:   John D. Rottweiler
                                         Its:  Vice President, Director, and
                                               Chief Financial Officer

                                 CERTIFICATIONS

                           CERTIFICATION  PURSUANT  TO
                18  USC,  SECTION  1350,  AS  ADOPTED  PURSUANT  TO
           SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Quarterly Report of Humatech, Inc. (the "Company") on Form 10-QSB for the quarter ended October 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, David G.
Williams, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to 302 and promulgated as 18 USC 1350 pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4. Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

6.     I  acknowledge  that  I  and  the  Chief  Financial  Officer:

     A. are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

     B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

     C. have evaulated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ David G. Williams
--------------------------------
David  G.  Williams
Chief  Executive  Officer
Dated:  December  23,  2002

                           CERTIFICATION  PURSUANT  TO
                18  USC,  SECTION  1350,  AS  ADOPTED  PURSUANT  TO
           SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Quarterly Report of Humatech, Inc. (the "Company") on Form 10-QSB for the quarter ended October 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, John D. Rottweiler, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to 302 and promulgated as 18 USC 1350 pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4. Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

6.     I  acknowledge  that  I  and  the  Chief  Executive  Officer:

     A. are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

     B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

     C. have evaulated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ John D. Rottweiler
------------------------------
John  D.  Rottweiler
Chief  Financial  Officer
Dated:  December  23,  2002