Form 10QSB/A
period 2000-01-31
HUMATECH INC
filed 2003-02-13
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FIRST AMENDED
                                  FORM 10-QSB/A


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X     No
              -----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes ____   No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 2000, there were 8,445,114 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                              Yes         No   X
                                  -----      -----

                                 HUMATECH, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM  1  -  Financial  Statements

ITEM  2  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation


                                     PART II

ITEM  1  -  Legal  Proceedings

ITEM  2  -  Changes  in  Securities

ITEM  3  -  Defaults  Upon  Senior  Securities

ITEM  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

ITEM  5  -  Other  Information

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

Signatures

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended January 31, 2000, and was originally filed with the Commission on March 24, 2000. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

     ITEM  1     FINANCIAL  STATEMENTS


                                HUMATECH,  INC.
                (formerly  Midwest  Enterprise  Consultants,  Inc.)
                           BALANCE  SHEETS  -  RESTATED
                          January  31,  2000  and  1999

                                 (UNAUDITED)


                                                                            2000          1999
                                                                        ------------  ------------
                                          ASSETS
                                          ------
CURRENT ASSETS
  Cash on hand and in bank . . . . . . . . . . . . . . . . . . . . . .  $    68,605   $     8,354
  Accounts receivable - trade,
    net of allowance for doubtful accounts of $-0- and $-0-,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .       64,213             -
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,587        94,506
                                                                        ------------  ------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .      226,805       102,860
                                                                        ------------  ------------

PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment . . . . . . . . . . . . . . . . . . . . . .      249,936       140,296
  Manufacturing and processing equipment . . . . . . . . . . . . . . .      181,407        42,755
  Office furniture and fixtures. . . . . . . . . . . . . . . . . . . .       18,726         7,903
                                                                        ------------  ------------
                                                                            450,069       190,954
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .     (197,433)     (136,341)
                                                                        ------------  ------------
    NET PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . .      252,636        54,613
                                                                        ------------  ------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          395           360
                                                                        ------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   479,836   $   157,833
                                                                        ============  ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES
  Notes payable to banks and finance companies . . . . . . . . . . . .  $   212,772   $    87,954
  Notes and leases payable to affiliates . . . . . . . . . . . . . . .       33,811        36,750
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . .        8,800         6,000
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . .       68,063        69,660
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .       36,525         8,235
  Due to officers. . . . . . . . . . . . . . . . . . . . . . . . . . .      730,578       589,301
                                                                        ------------  ------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .    1,090,549       797,900
                                                                        ------------  ------------

LONG-TERM LIABILITIES
  Notes and commitments payable to affiliates. . . . . . . . . . . . .      922,327       273,077
                                                                        ------------  ------------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .    2,012,876     1,070,977
                                                                        ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS= EQUITY (DEFICIT)
  Common stock - no par value.
    25,000,000 shares authorized
    8,455,114 issued and outstanding . . . . . . . . . . . . . . . . .      123,157       123,157
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (1,656,197)   (1,036,301)
                                                                        ------------  ------------
    TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . . . .   (1,533,040)     (913,144)
                                                                        ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . .   $   479,836   $   157,833
                                                                        ============  ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements


                                          HUMATECH,  INC.
                        (formerly  Midwest  Enterprise  Consultants,  Inc.)
                  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS  -  RESTATED
                    Nine  and  Three  months  ended  January  31,  2000  and  1999

                                            (UNAUDITED)


                                             Nine months    Nine months    Three months    Three months
                                                ended          ended          ended           ended
                                             January 31,    January 31,    January 31,     January 31,
                                                2000           1999            2000            1999
                                            -------------  -------------  --------------  --------------
REVENUES
  Sales - net of discounts and returns
    Domestic . . . . . . . . . . . . . . .  $    101,065   $    123,405   $        (431)  $         285
    Foreign, principally United Kingdom. .        37,079              -          (1,681)              -
                                            -------------  -------------  --------------  --------------

      Total revenues . . . . . . . . . . .       138,144        123,405          (2,142)            285
                                            -------------  -------------  --------------  --------------

COST OF SALES
  Materials. . . . . . . . . . . . . . . .        18,688         33,169          16,829               -
  Other direct costs . . . . . . . . . . .        90,450         25,068          22,143           3,259
                                            -------------  -------------  --------------  --------------
    TOTAL COST OF SALES. . . . . . . . . .       109,118         58,237          38,972           3,259
                                            -------------  -------------  --------------  --------------

GROSS PROFIT . . . . . . . . . . . . . . .        29,026         65,168         (41,114)         (2,974)
                                            -------------  -------------  --------------  --------------

OPERATING EXPENSES
  Research and development expenses. . . .        13,500              -          10,760               -
  Commissions and other sales
     and marketing expenses. . . . . . . .        39,742         60,356          11,425          19,264
  Officer compensation . . . . . . . . . .       210,417        218,750          60,417          72,917
  Other operating expenses . . . . . . . .       170,146         69,947          50,670          19,086
  Interest expense . . . . . . . . . . . .        50,721          8,152          42,735           1,869
  Depreciation expense . . . . . . . . . .        65,170         16,991          50,732           6,054
                                            -------------  -------------  --------------  --------------
    TOTAL OPERATING EXPENSES . . . . . . .       549,696        374,196         226,739         119,190
                                            -------------  -------------  --------------  --------------

LOSS FROM OPERATIONS . . . . . . . . . . .      (520,670)      (309,028)       (267,823)       (122,164)

PROVISION FOR INCOME TAXES . . . . . . . .           -              -               -               -
                                            -------------  -------------  --------------  --------------

NET LOSS . . . . . . . . . . . . . . . . .      (520,670)      (309,028)       (267,823)       (122,164)

OTHER COMPREHENSIVE INCOME . . . . . . . .           -              -               -               -
                                            -------------  -------------  --------------  --------------

COMPREHENSIVE LOSS . . . . . . . . . . . .  $   (520,670)  $   (309,028)  $    (267,823)  $    (122,164)
                                            =============  =============  ==============  ==============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted . . .  $      (0.06)  $      (0.04)  $       (0.03)  $       (0.01)
                                            =============  =============  ==============  ==============

Weighted-average number of shares
  of common stock outstanding. . . . . . .     8,455,114      8,455,114       8,455,114       8,455,114
                                            =============  =============  ==============  ==============

  The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements


                               HUMATECH,  INC.
             (formerly  Midwest  Enterprise  Consultants,  Inc.)
                 STATEMENTS  OF  CASH  FLOWS  -  RESTATED
              Nine  months  ended  January  31,  2000  and  1999

                                (UNAUDITED)

                                                                Nine months    Nine months
                                                                   ended          ended
                                                                January 31,    January 31,
                                                                   2000           1999
                                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . . . . . .  $   (520,670)  $   (309,028)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation. . . . . . . . . . . . . . . . . . . . . .        65,170         16,991
      (Increase) Decrease in
        Accounts receivable - trade . . . . . . . . . . . . .       (59,592)         5,232
        Inventory . . . . . . . . . . . . . . . . . . . . . .        (4,668)         5,153
        Other assets. . . . . . . . . . . . . . . . . . . . .           (35)             -
      Increase (Decrease) in
        Accounts payable and other accrued liabilities. . . .        (2,713)        (9,160)
        Customer deposits . . . . . . . . . . . . . . . . . .        (1,700)         6,000
        Due to officers . . . . . . . . . . . . . . . . . . .       100,818        166,332
                                                               -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . .      (423,390)      (118,480)
                                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment. . . . . . . . . . . . .       (31,473)          (131)
                                                               -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . . .       (31,473)          (131)
                                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft . . . . . . . . . . .        (1,819)             -
  Proceeds from loans payable to affiliates . . . . . . . . .       599,250        127,922
  Principal payments on loans payable . . . . . . . . . . . .       (73,963)        (5,795)
                                                               -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . .       523,468        122,127
                                                               -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .        68,605          3,516

Cash and cash equivalents at beginning of period. . . . . . .             -          4,838
                                                               -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .  $     68,605   $      8,354
                                                               =============  =============


SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
    Interest paid for the period. . . . . . . . . . . . . . .  $     36,546   $      8,152
                                                               =============  =============
    Income taxes paid for the period. . . . . . . . . . . . .  $          -   $          -
                                                               =============  =============

  The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

                                      HUMATECH,  INC.
                     (formerly  Midwest  Enterprise  Consultants,  Inc.)

                              NOTES  TO  FINANCIAL  STATEMENTS
                                        RESTATED

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

Due to the April 16, 1997 acquisition of a significant business operation, the Company changed its operating year-end to April 30 and changed its corporate name to Humatech, Inc

International Humate Fertilizer Co. (IHFC) is a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was capitalized with the transfer of certain assets and assumption of all outstanding liabilities of a Texas sole proprietorship of the same name, effective July 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon-based humate products for use in the commercial agriculture, animal feed and home horticulture markets.


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                                       HUMATECH,  INC.
                     (formerly  Midwest  Enterprise  Consultants,  Inc.)

                              NOTES  TO  FINANCIAL  STATEMENTS
                                        RESTATED

NOTE  B  -  PREPARATION  OF  FINANCIAL  STATEMENTS  -  CONTINUED

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


NOTE  C  -  GOING  CONCERN  UNCERTAINTY

The Company has incurred cumulative net operating losses of approximately $( 1,600,000) and has used cumulative cash in operating activities of approximately $(500,000) during the period from May 1, 1997 through January 31, 2000. Further, the Company has been irregular in making scheduled payments on notes payable to banks and other financing entities. Accordingly, the lender(s) could, at their sole discretion, declare the then outstanding indebtedness to be immediately due and payable. The lender could then foreclose on a significant portion of the Company's assets, which could have a material adverse effect on the Company's financial condition and operations.

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


     (Remainder  of  this  page  left  blank  intentionally)

                                      HUMATECH,  INC.
                     (formerly  Midwest  Enterprise  Consultants,  Inc.)

                              NOTES  TO  FINANCIAL  STATEMENTS
                                        RESTATED

NOTE  D  -  CORRECTION  OF  AN  ERROR

During January 2000 (our fiscal year ended April 30, 2000), the Company received orders from Humatech, Ltd., a related party, totaling approximately $350,000. Originally, the Company manufactured the ordered product, had billed for the product on a FOB-Houston, Texas basis, and were in the process of delivering our product to the Port of Houston, Texas for shipment and had shipped approximately $37,000 of the product to Humatech, Ltd. when the United Kingdom (UK) was unexpectedly struck during our fiscal year ended April 30, 2001 with a foot and mouth disease epidemic. This unforeseen and unanticipated biological epidemic caused Humatech, Ltd's end-user market demand for our product to be suspended. In order to preserve their manufactured product, Humatech, Ltd. requested, during Fiscal 2001, that the unshipped product be converted to a "bill and hold" status, and Humatech, Ltd. continued making sporadic, but periodic, cash payments on the billed but unshipped product. At the time of this request, Company management was of the opinion that the Company met all criteria for revenue recognition on "bill and hold" transactions, as established by the U.S. Securities and Exchange Commission. Although the orders and completed product still exist as of the date of this filing, the circumstances surrounding the rebuilding of animal herds in the UK has created a situation whereby Humatech, Ltd. cannot commit to a firm delivery schedule to continue to support the requirements for revenue recognition under a "bill and hold" transaction to Humatech, Ltd. Accordingly, the Company must retroactively restate the accompanying financial statements to recognize revenues from the various transactions with Humatech, Ltd. to an "as shipped" basis. Shipments have been made periodically throughout the three fiscal years in question, and management expects them to continue to be made in future periods.

This error also caused an overstatement in foreign revenues and an overstatement in cost of goods sold.

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.



                                             Nine months
                                                ended
                                             January 31,       Cumulative
                                                2000        effect of changes
                                            -------------  -------------------

Net Loss, as previously reported . . . . .  $   (281,430)  $         (281,430)

Effect of the correction of an error
  Recalculation of recognized revenue. . .      (277,640)            (277,640)
  Recalculation of cost of goods sold. . .       (38,400)             (38,400)
                                            -------------  -------------------

  Total effect of changes on
    Loss from Operations and Net Loss. . .      (239,240)            (239,240)
                                            -------------  -------------------

Net Loss, as restated. . . . . . . . . . .  $   (520,670)  $         (520,670)
                                            =============  ===================

Earnings per share, as previously reported  $      (0.03)  $            (0.03)
Total effect of changes. . . . . . . . . .         (0.03)               (0.03)
                                            -------------  -------------------

Earnings per share, as restated. . . . . .  $      (0.06)  $            (0.06)
                                            =============  ===================

                                          HUMATECH,  INC.
                     (formerly  Midwest  Enterprise  Consultants,  Inc.)

                              NOTES  TO  FINANCIAL  STATEMENTS
                                        RESTATED

NOTE  E  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

7.     Income  taxes
       -------------

The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreci-ation.

                                      HUMATECH,  INC.
                     (formerly  Midwest  Enterprise  Consultants,  Inc.)

                              NOTES  TO  FINANCIAL  STATEMENTS
                                        RESTATED

NOTE  E  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

8.     Loss  per  share
       ----------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equi-valents represent the dilutive effect of the assumed exercise of the out-standing stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2000 and 1999, respectively, the Company has no warrants and/or options issued and outstanding.


NOTE  F  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE  G  -  INVENTORY

Inventory  consists of the following at January 31, 2000 and 1999, respectively:

                    January 31,   January 31,
                        2000          1999
                    ------------  ------------

Raw materials. . .  $     55,587  $     94,506
Finished goods . .        38,400             -
                    ------------  ------------

Totals . . . . . .  $     93,987  $     94,506
                    ============  ============

NOTE  H  -  DUE  TO  OFFICERS

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

                                      HUMATECH,  INC.
                     (formerly  Midwest  Enterprise  Consultants,  Inc.)

                              NOTES  TO  FINANCIAL  STATEMENTS
                                        RESTATED

NOTE  H  -  DUE  TO OFFICERS  -  CONTINUED

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

As of January 31, 2000 and 1999, total cumulative amounts unpaid under these agreements are as follows:

                         January 31,   January 31,
                             2000          1999
                         ------------  ------------

Officer compensation. .  $    730,578  $    589,301
Airplane lease payments             -             -
Royalty fees. . . . . .             -             -
                         ------------  ------------

                         $    697,873  $    538,348
                         ============  ============

Future  amounts  due  under  the  employment  agreements  are  as  follows:


          Year ending
           April 30,    Amount
          ------------  ------

              2000      $    300,000
              2001           300,000
              2002            50,000
                        ------------
            Totals      $    650,000
                        ============

NOTE  I  -  COMMITMENTS

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

     ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1999

     During the nine months ended January 31, 2000, the Company experienced net revenues of $138,144 as compared to the nine months ended January 31, 1999 net revenues of $123,405. This increase relates to the refocus of management time to generate sales in the commercial agriculture market during Fiscal 2000 and the entering of the United Kingdom market for the Company's products as an animal feed supplement during the third quarter of Fiscal 2000. During the second quarter of fiscal 2000, the Company spent time and resources to develop its relationship with a new United Kingdom distributor and prepare for shipments of product into the animal feed market in the European Union countries. The trials using the Company's products as an animal feed supplement have proven to be successful and the Company anticipates continued sales into this market during the last quarter of fiscal 2000. The Company's products have proven to be a successful replacement for comparable products which have historically been used in this environment and have been banned for use in these countries by the respective Governmental and other Regulatory Agencies.

     The Company's cost of sales increased from approximately 47% of net revenues for the nine months ended January 31, 1999 to approximately 79% of net revenues for the nine months ended January 31, 2000. The principal cost increase contributing to this change was caused by increased usage of direct materials and related costs associated with other minerals and components of the Company's products. These costs are impacted by customer demand, the availability of capital for volume purchasing and the material handling costs of the primary humus/leonardite component from the mine site to the Company's processing facilities.

     During the first nine months of fiscal 2000, management continues to make every effort to control operating expenses. Operating expenses increased from $374,196 to $549,696 during the nine months ended January 31, 1999 as compared to 2000. A principal component of this increase relates to expenditures necessary to develop the animal feed market through its United Kingdom distributor, which efforts are expected to have a positive impact on the Company's operations during the last half of the fiscal year ended April 30, 2001. Additionally, the Company has incurred additional debt related to material processing equipment to allow for prompt and efficient fulfillment of United Kingdom orders during the fourth quarter of the fiscal year ended April 30, 2000, and future periods. This increase in debt has caused increases in interest expense and, accordingly, increased charges to operations for depreciation.

     For the nine months ended January 31, 2000, the Company experienced a net loss of $(520,670), or $(0.06) per share, as compared to $(309,028), or $(0.04)
per  share,  for  the  nine  months  ended  January  31,  1999.

LIQUIDITY

     During the nine months ended January 31, 2000, liquidity continued to be provided principally from loans to the Company made by individuals and entities affiliated with the Company's Chief Financial Officer. During the nine month period ended January 31, 2000, the Company used cash in operating activities of $(423,390) as compared to $(118,480) during the nine months ended January 31, 1999.

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



Dated:     February  11,  2003                /s/  David G. Williams
                                              ----------------------------------
                                              By:   David G. Williams
                                              Its:   President, Director, and
                                                     Chief Executive Officer


Dated:     February  11,  2003                /s/  John D. Rottweiler
                                              ----------------------------------
                                              By:   John D. Rottweiler
                                              Its:   Vice President, Director,
                                                     and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, David G. Williams, Chief Executive Officer of the registrant, certify that:

1.     I  have  reviewed this quarterly report on Form 10-QSB of Humatech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February  11,  2003

/s/ David G. Williams
---------------------------------
David  G.  Williams
Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, John D. Rottweiler, Chief Financial Officer of the registrant, certify that:

1.     I  have  reviewed this quarterly report on Form 10-QSB of Humatech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February  11,  2003

/s/ John D. Rottweiler
------------------------------
John  D.  Rottweiler
Chief  Financial  Officer