Form 10KSB/A
period 2000-04-30
HUMATECH INC
filed 2003-02-13
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FIRST AMENDED
                                  FORM 10-KSB/A

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.       $244,493 for
the  year  ended  April  30,  2000.

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

                     Transitional Small Business Disclosure
                               Format (check one):

                              Yes         No  X
                                 -----      -----

                                 HUMATECH, INC.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

ITEM  1     DESCRIPTION  OF  BUSINESS

ITEM  2     DESCRIPTION  OF  PROPERTY

ITEM  3     LEGAL  PROCEEDINGS

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                                     PART II

ITEM  5     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

ITEM  6     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OR  OPERATIONS

ITEM  7     FINANCIAL  STATEMENTS

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM  9     DIRECTORS,  EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

ITEM  10    EXECUTIVE  COMPENSATION

ITEM  11    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

ITEM  12    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

ITEM  13    EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Annual Report on Form 10-KSB. This Annual Report is for the year ended April 30, 2000, and was originally filed with the Commission on August 10, 2000. References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anti-cipate," "intend," "plan," "believe," "estimate," "consider" or similar expres-sions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

History  of  the  Company
-------------------------

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

Industry  and  Business  overview
---------------------------------

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

Product  Introduction  and  Background  Information
---------------------------------------------------

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

Market  overview  and  competition
----------------------------------

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

Environmental  matters
----------------------

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

Trade  names  and  products
---------------------------

The following is a brief description of the Company's current product line developed and distributed into identified market segments:

Agriculture  Market:

     Dry  Products
     -------------

     AGRIo HUME(TM). (Chipped or Powder). A highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available. It contains over 40 naturally occurring elements.

     Liquid  Products
     ----------------

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

                                                                High    Low
                                                                -----  -----

  Fourth quarter 1998 (February 5, 1998 - April 30, 1998). . .  $1.44  $0.63

  First quarter 1999 (May 1, 1998 - July 31, 1998) . . . . . .  $0.63  $0.25
  Second quarter 1999 (August 1, 1998 - October 31, 1998). . .  $0.38  $0.20
  Third quarter 1999 (November 1, 1998 - January 31, 1999) . .  $0.45  $0.19
  Fourth quarter 1999 (February 1, 1999 - April 30, 1999). . .  $0.19  $0.13

  First quarter 2000 (May 1, 1999 - July 31, 1999) . . . . . .  $5.13  $0.30
  Second quarter 2000 (August 1, 1999 - October 31, 1999). . .  $4.69  $1.44
  Third quarter 2000 (November 1, 1999 - January 31, 2000) . .  $4.06  $1.63
  Fourth quarter 2000 (February 1, 2000 - April 30, 2000). . .  $3.13  $1.00

  First quarter 2001 (May 1, 2000 - July 31, 2000) . . . . . .  $3.00  $1.50

Dividend  policy
----------------

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

Results of Operations for the year ended April 30, 2000 as compared to the year ended April 30, 1999

During the year ended April 30, 2000, the Company reported net revenues of $244,493, as compared to $157,524 for the year ended April 30, 1999, an increase of over 55%. Of the $244,493 in net revenues for the year ended April 30, 2000, $207,414 (84.8%) were from domestic sources, while $37,079 (15.1%)were from sales to Humatech, Ltd., a related party joint venture in the United Kingdom. Although there are no formal agreements in place, and the Company has made no capital contribution to Humatech, Ltd., Management of the Company expects to eventually own a minority interest in this entity. As of April 30, 2000, and for the year then ended, the Company conducts business with this foreign entity under equal terms and conditions to those of domestic sales to unrelated third parties.

For the year ended April 30, 2000, the Company had cost of sales equal to $90,145, or 37% of net revenues, as compared to $86,245, or 55% of net revenues, for the year ended April 30, 1999. This decrease in cost of sales as a percentage of net revenues is due primarily to increased operating efficiencies associated with a higher level of sales.

Gross profit was equal to $154,348, or 63% of net revenues, for the year ended April 30, 2000, as compared to $71,279, or 45% of net revenues, for the year ended April 30, 1999. As discussed above, this increase in gross profit as a percentage of net revenues is due primarily to increased operating efficiencies associated with a higher level of sales.

During the year ended April 30, 2000, the Company incurred operating expenses of $723,239, resulting in an operating and net loss of $568,891, as compared with operating expenses and operating and net loss of $479,533 and $408,254, respectively, for the year ended April 30, 1999. This represents an increase in operating expenses of over 50%, and an increase in operating and net loss of 39%.

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

As a result of the above, the Company incurred a net loss for the year ended April 30, 2000 of $568,891 as compared to $408,254 for the year ended April 30, 1999.

Liquidity  and  Capital  Resources

For the year ended April 30, 2000, cash used in operating activities was equal to $446,113. Of the adjustments necessary to reconcile net loss to net cash provided by operating activities, the Company reported (i) an increase in depreciation of $43,490, reflecting additional equipment acquired during the year; (ii) an increase in accounts receivable of $86,508 and an increase in inventory of $96,432, both reflecting the increase in product prepared for sales for the year; (iii) an increase in accrued interest payable of $44,042, reflecting the increased borrowing activity by the Company; and (iv) an increase in amounts due to officers of $224,597, reflecting primarily unpaid salary due to officers.

At April 30, 2000, the Company reported total current assets of $303,690, as compared to $93,940 for the year ended April 30, 1999, an increase of over three times. At April 30, 2000, cash was equal to $26,810, as compared to zero at April 30, 1999, accounts receivable - trade was equal to $91,129, as compared to $4,621 at April 30, 1999, and inventories was equal to $185,751, as compared to $89,319 at April 30, 1999. The increases in all categories was a result of the Company's increased sales during the year ended April 30, 2000.

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

Total assets at April 30, 2000 were $569,159 as compared to $201,441, an increase of over 180%.

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

As a result of the above, total stockholders equity went from a deficit of $1,012,370 at April 30, 1999 to a deficit of $1,581,261 at April 30, 2000, an increase  of  over  56%.

The Company's independent certified public accountants' report on the April 30, 2000 financial statements contained an explanatory paragraph expressing sub-stantial doubt as to the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and has significant short-term debt that raise substantial doubt about its ability to continue as a going concern.

ITEM  7  -  FINANCIAL  STATEMENTS

The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no events which are required to be reported under this Item.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                     NAME              AGE           POSITION
               David G. Williams        50     President and Director
          John D. "J.D." Rottweiler     54     Chief Financial Officer

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

John D. Rottweiler, Executive Vice President/Chief  Financial Officer/Secretary/
Director: Mr. Rottweiler has served as Executive Vice President and Chief Financial Officer of the Company since April 1997. Mr. Rottweiler has served as the Executive Trustee of The Phoenix Trust, a Phoenix, Arizona based management consulting firm, from 1989 to the present. From 1989 to 1992, Mr. Rottweiler was the Director of Finance and Operations for Santa Cruz Operations, Inc., with responsibility for sales administration and planning, budgeting, and operational analysis, customer service, and telemarketing operations.

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

Russell K. Harris, Member Technical Advisory Board: Independent mining con-sultant with over 20 years experience in the mining/extraction industry. Over fourteen (14) years of business, management, and engineering, experience at Shell Mining Company. Specific responsibilities in the areas of process enhancement team management, facilities design and construction, executive office support, market and profitability analysis, and information systems. Coordinated productivity and cost enhancement task force at a large mining complex. Provided staff support for the senior management teams related to strategy development and shareholder relations. Mr. Harris has developed forecasts of specific supply and demand conditions, and operational competi-tiveness for proposed expansion projects and existing facilities. Also, updated hardware, streamlines systems applications, developed a responsible team, and rolled computing responsibility to department managers, which included all computer needs for operations, preventative maintenance, payroll, warehousing, purchasing, accounting, and engineering. Performed initial mine systems design along with cost reduction projects, short and long term mine planning and mine life capital forecasting. Participated in initial construction of major mine including overseeing the general contractor in the areas of design, construction, cost control, site layout and all earthwork, track, piping and minor building.

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

To the Company's knowledge all other Section 16(a) filing requirements appli-cable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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


                                 ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                     -----------------------------------------   -------------------------------------------------
                                                                         AWARDS                   PAYOUTS
                                                                 -----------------------    ----------------------
                                                                              SECURITIES
                                                                 RESTRICTED   UNDERLYING
NAME AND                                          OTHER ANNUAL     STOCK       OPTIONS       LTIP      ALL OTHER
PRINCIPAL                          SALARY/BONUS   COMPENSATION     AWARDS        SARS       PAYOUTS   COMPENSATION
POSITION                   YEAR        ($)            ($)           ($)          (#)          ($)         ($)

David G. Williams
President and CEO.         2000     $ 175,000         -0-           -0-          -0-          -0-       $5,221 (1)
                           1999     $ 170,833         -0-           -0-          -0-          -0-       $1,568
                           1998     $ 146,333         -0-           -0-          -0-          -0-       $4,938
                           1997     $ 106,667         -0-           -0-          -0-          -0-       $2,178
John D. Rottweiler
Secretary and CFO.         2000     $ 125,000         -0-           -0-          -0-          -0-       $  -0- (2)
                           1999     $ 120,833         -0-           -0-          -0-          -0-       $  -0-
                           1998     $  96,667         -0-           -0-          -0-          -0-       $  -0-
                           1997     $  66,667         -0-           -0-          -0-          -0-       $  -0-

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

David G.  Williams . . . . . . . . . .       -0-             N/A             N/A           N/A
John D.  Rottweiler. . . . . . . . . .       -0-             N/A             N/A           N/A

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

David G.  Williams . . .   -0-         N/A                N/A                          N/A
John D.  Rottweiler. . .   -0-         N/A                N/A                          N/A



ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock ownership on July 14, 2000 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5.0% of its outstanding common stock, (2) each director and executive officer, and (3) all executive officers and directors as a group:


                                           COMMON STOCK
                                           ------------
Title of Class              Name and Address                         Shares Owned   Percentage Owned
--------------              ----------------                         ------------   ----------------
                            David G.  Williams
                            1718 Fry Road, Suite 450
Common Stock . . . . . . .  Houston TX  77084                        4,473,334           52.63%

                            John D.  Rottweiler
                            1718 Fry Road, Suite 450
Common Stock . . . . . . .  Houston TX  77084                            7,000        Less than 1.0%

                            First Trust
                            131 South 42nd Place
Common Stock . . . . . . .  Phoenix AZ  85034                          578,100            6.80%

Common Stock . . . . . . .  All officers and directors as a group,
                              including affiliates                   4,480,334           52.72%

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

As of April 30, 1999 and 1998, total cumulative amounts unpaid under these agreements are as follows:


                                2000      1999
                              --------  --------
Officer compensation. . . .   $854,357  $629,760
Airplane lease payments . .          -         -
Royalty Fees. . . . . . . .          -         -
                              --------  --------
                              $854,357  $629,760
                              ========  ========

     Future  amounts  due  under  the  employment  agreements  are  as  follows:


                              Year ending
                               April 30,       Amount
                              -----------   ------------
                                 2001       $    300,000
                                 2002       $     50,000
                                            ------------
                                Total       $    650,000
                                            ============

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

ITEM  NO.    DESCRIPTION
---------    -----------

3.1  (1)     Articles  of  Incorporation of Midwest Enterprise Consultants, Inc.

3.2  (1)     Amendment  to  the  Articles of Incorporation of Midwest Enterprise
             Consultants,  Inc.

3.3  (1)     Amendment  to  the  Articles of Incorporation of Midwest Enterprise
             Consultants,  Inc.

3.4  (1)     Bylaws  of  Humatech,  Inc.

10.1 (1) Asset purchase agreement by and between International Humate Fertilizer Co. and Midwest Enterprise Consultants, Inc.

10.2 (1) Employment agreement by and between International Humate Fertilizer Co. and David G. Williams

10.3 (1) Employment agreement by and between International Humate Fertilizer Co. and John D. Rottweiler

10.4 (1) Royalty agreement by and between International Humate Fertilizer Co. and David G. Williams

10.5 (1)     Joint  venture  agreement  for  Humatech,  Ltd.

10.6 (1) Marketing agreement by and between Humatech, Inc. and Club Market-ing Services

10.7 (1) Agreement of Product Development and Funding between The Everett Stewart and Beulah Stewart Family Trust (Trust) and Humatech, Inc.

10.8 (1)     Lease  of  Premises  located  in  Houston,  Texas.

10.9 (1)     Lease  of  Premises  located  in  Katy,  Texas.

     (1) Incorporated by reference to our Form 10-SB filed with the Commission on December 20, 1999.

(B)     REPORTS  ON  FORM  8-K

     No  reports  on  Form  8-K  were  filed  during  the period of this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  February  11,  2003        Humatech,  Inc.


                                   /s/  David G. Williams
                                   ----------------------------------------
                                   By:   David G. Williams
                                   Its:   Chairman, President, CEO, and
                                          Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  February  11,  2003        /s/  David G. Williams
                                   ----------------------------------------
                                   By:   David G. Williams
                                   Its:   Chairman, President, CEO, and
                                          Director



Dated:  February  11,  2003        /s/  John D. Rottweiler
                                   ----------------------------------------
                                   By:   John D. Rottweiler
                                   Its:   Secretary, Chief Financial Officer,
                                          and  Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, David G. Williams, Chief Executive Officer of the registrant, certify that:

1.     I  have  reviewed  this  annual  report on Form 10-QSB of Humatech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February  11,  2003

/s/  David G. Williams
-----------------------------
David G. Williams
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, John D. Rottweiler, Chief Financial Officer of the registrant, certify that:

1.     I  have  reviewed  this  annual  report on Form 10-QSB of Humatech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February  11,  2003

/s/  John  D.  Rottweiler
-----------------------------------
John  D.  Rottweiler
Chief  Financial  Officer

                                 HUMATECH, INC.

                           INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS
                                                                  Page
                                                                  ----

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS           F-2

RESTATED  FINANCIAL  STATEMENTS

     Balance  Sheets
          as  of  April  30,  2000  and  1999                     F-3

     Statements  of  Operations  and  Comprehensive  Loss
          for  the  years  ended  April  30,  2000  and  1999     F-4

     Statement  of  Changes  in  Stockholders'  Equity
          for  the  years  ended  April  30,  2000  and  1999     F-5

     Statements  of  Cash  Flows
          for  the  years  ended  April  30,  2000  and  1999     F-6

     Notes  to  Financial  Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board  of  Directors  and  Stockholders
Humatech,  Inc.

We have audited the accompanying restated balance sheets of Humatech, Inc. (an Illinois corporation) as of April 30, 2000 and 1999 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the restated financial position of Humatech, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on June 2, 2000. Subsequent to the date of our Report, Management of the Company, during December 2002, discovered that the criteria for a "bill and hold" transaction recorded in January 2000 required retroactive restatement. This situation necessitated modifications to the presentation and valuation of previously reported trans-actions related to revenue recognition and costs of goods sold. Accordingly, we withdraw our opinion dated June 2, 2000. No reliance should be placed on our opinion dated June 2, 2000.


                                             /s/ S. W. Hatfield, CPA
                                             --------------------------------
                                             S. W. HATFIELD, CPA
Dallas,  Texas
February  4,  2003



HUMATECH, INC.
BALANCE SHEETS - RESTATED
April 30, 2000 and 1999


                                                          2000          1999
                                                      ------------  ------------
                                    ASSETS
                                    ------
CURRENT ASSETS
  Cash on hand and in bank . . . . . . . . . . . . .  $    26,810   $         -
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $-0- and $-0-, respectively . . . . . . . . .       91,129         4,621
  Inventories. . . . . . . . . . . . . . . . . . . .      185,751        89,319
                                                      ------------  ------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . .      303,690        93,940
                                                      ------------  ------------

PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment . . . . . . . . . . . . .      252,758       141,996
  Manufacturing and processing equipment . . . . . .      168,119        86,453
  Office furniture and fixtures. . . . . . . . . . .       19,012        10,955
                                                      ------------  ------------
                                                          439,889       239,404
  Accumulated depreciation . . . . . . . . . . . . .     (174,815)     (132,263)
                                                      ------------  ------------
    NET PROPERTY AND EQUIPMENT . . . . . . . . . . .      265,074       107,141
                                                      ------------  ------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .          395           360
                                                      ------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $   569,159   $   201,441
                                                      ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Cash overdraft . . . . . . . . . . . . . . . . . .  $         -   $     1,819
  Notes payable to banks and finance companies . . .       84,500        84,608
  Notes and leases payable to affiliates . . . . . .            -        56,746
  Customer deposits. . . . . . . . . . . . . . . . .        8,800        10,500
  Accounts payable - trade . . . . . . . . . . . . .       80,275        84,951
  Accrued interest payable . . . . . . . . . . . . .       66,392        22,350
  Due to officers. . . . . . . . . . . . . . . . . .      854,357       629,760
                                                      ------------  ------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . .    1,094,324       890,734
                                                      ------------  ------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities      133,769             -
  Notes and commitments payable to affiliates. . . .      922,327       323,077
                                                      ------------  ------------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . .    2,150,420     1,213,811
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized
    8,455,114 issued and outstanding . . . . . . . .      123,157       123,157
  Accumulated deficit. . . . . . . . . . . . . . . .   (1,704,418)   (1,135,527)
                                                      ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . .   (1,581,261)   (1,012,370)
                                                      ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . .  $   569,159   $   201,441
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.


                                HUMATECH, INC.
          STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                      Years ended April 30, 2000 and 1999


                                                               2000         1999
                                                            -----------  -----------

REVENUES
  Sales, net of discounts, returns and allowances
    of $-0- and $2,291, respectively
      Domestic . . . . . . . . . . . . . . . . . . . . . .  $  207,414   $  157,524
      Related Party
        Foreign, principally United Kingdom. . . . . . . .      37,079            -
                                                            -----------  -----------
    NET REVENUES . . . . . . . . . . . . . . . . . . . . .     244,493      157,524
                                                            -----------  -----------

COST OF SALES. . . . . . . . . . . . . . . . . . . . . . .      90,145       86,245
                                                            -----------  -----------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . .     154,348       71,279
                                                            -----------  -----------

OPERATING EXPENSES
  Research and development expenses. . . . . . . . . . . .      14,450       15,000
  Commissions and other sales and marketing expenses . . .      48,291       73,319
  Officer compensation . . . . . . . . . . . . . . . . . .     300,000      291,667
  Other operating expenses . . . . . . . . . . . . . . . .     256,266       44,490
  Interest expense . . . . . . . . . . . . . . . . . . . .      60,742       28,577
  Depreciation expense . . . . . . . . . . . . . . . . . .      43,490       26,480
                                                            -----------  -----------
    TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .     723,239      479,533
                                                            -----------  -----------

LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . . .    (568,891)    (408,254)

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . .           -            -
                                                            -----------  -----------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .    (568,891)    (408,254)

OTHER COMPREHENSIVE INCOME . . . . . . . . . . . . . . . .           -            -
                                                            -----------  -----------

COMPREHENSIVE INCOME . . . . . . . . . . . . . . . . . . .  $ (568,891)  $ (408,254)
                                                            ===========  ===========

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted . . . . . . . . . . .  $    (0.07)  $    (0.05)
                                                            ===========  ===========

Weighted-average number of shares
  of common stock outstanding. . . . . . . . . . . . . . .   8,455,114    8,455,114
                                                            ===========  ===========

The accompanying notes are an integral part of these financial statements.



                                      HUMATECH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
                           Years ended April 30, 2000 and 1999


                                                Common Stock         Accumulated
                                         --------------------------
                                            Shares        Amount       deficit        Total
                                         ------------  ------------  ------------  ------------

BALANCES AT MAY 1, 1998 . . . . . . . . .   8,455,114  $    123,157  $  (727,273)  $  (604,116)

Net loss for the year . . . . . . . . . .           -             -     (408,254)     (408,254)
                                         ------------  ------------  ------------  ------------

BALANCES AT APRIL 30, 1999. . . . . . . .   8,455,114       123,157   (1,135,527)   (1,012,370)

Net loss for the year . . . . . . . . . .           -             -     (568,891)     (329,651)
                                         ------------  ------------  ------------  ------------

BALANCES AT APRIL 30, 2000. . . . . . . .   8,455,114  $    123,157  $(1,704,418)  $(1,342,021)
                                         ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.


                                  HUMATECH, INC.
                        STATEMENTS OF CASH FLOWS - RESTATED
                        Years ended April 30, 2000 and 1999

                                                              2000            1999
                                                          -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period. . . . . . . . . . . . . . . .  $   (568,891)  $     (408,254)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation . . . . . . . . . . . . . . . . . . .        43,490           26,480
      Common stock issued for payment of consulting fees             -                -
      (Increase) Decrease in
        Accounts receivable - trade. . . . . . . . . . .       (86,508)             611
        Inventory. . . . . . . . . . . . . . . . . . . .       (96,432)          10,340
        Deposits and other . . . . . . . . . . . . . . .           (35)
      Increase (Decrease) in
        Accounts payable - trade . . . . . . . . . . . .        (4,676)           6,131
        Accrued interest payable . . . . . . . . . . . .        44,042           14,115
        Due to officers. . . . . . . . . . . . . . . . .       224,597          206,791
        Customer deposits. . . . . . . . . . . . . . . .        (1,700)          10,500
                                                          -------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES. .      (446,113)        (133,286)
                                                          -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . .       (42,488)         (42,212)
                                                          -------------  ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES. . . . . . . . .       (42,488)         (42,212)
                                                          -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft. . . . . . . . .        (1,819)           1,819
  Proceeds from loans payable to affiliates. . . . . . .       599,250          184,989
  Principal payments on loans payable. . . . . . . . . .       (82,020)         (16,148)
                                                          -------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES. .       515,411          170,660
                                                          -------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .        26,810           (4,838)

Cash and cash equivalents at beginning of year . . . . .             -            4,838
                                                          -------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . .  $     26,810   $            -
                                                          =============  ===============

SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
Interest paid for the period . . . . . . . . . . . . . .  $     16,700   $       14,462
                                                          =============  ===============
Income taxes paid for the period . . . . . . . . . . . .  $          -   $            -
                                                          =============  ===============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of property and equipment
      with debt from banks and related parties . . . . .  $    158,935   $       19,936
                                                          =============  ===============

The accompany notes are an integral part of these financial statements.

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

On April 16, 1997, the Company acquired the assets and certain liabilities of International Humate Fertilizer Co. (IHFC), a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was initially capitalized with the transfer of certain assets and assumption of all out-standing liabilities of a Texas sole proprietorship of the same name, effective July 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon-based humate products for use in the commercial agriculture, animal feed and home horticulture markets.


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


NOTE  C  -  GOING  CONCERN  UNCERTAINTY

The  Company  has  incurred  cumulative  net  operating  losses of approximately
$(1,700,000) and has used cumulative cash in operating activities of approxi-mately $(544,000) during the period from May 1, 1997 through April 30, 2000. Further, in prior periods, the Company was irregular in making scheduled payments on notes payable to banks and other financing entities. Accordingly, the lender(s) could have, at their sole discretion, declare the then outstanding indebtedness to be immediately due and payable. The lender could have then foreclose on a significant portion of the Company's assets, which could have a material adverse effect on the Company's financial condition and operations.

                                 HUMATECH, INC.

                                    RESTATED


NOTE  C  -  GOING  CONCERN  UNCERTAINTY  -  CONTINUED

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

                                          Year ended
                                          April 30,        Cumulative
                                             2000       effect of changes
                                         ------------  -------------------

Net Loss, as previously reported. . . .  $  (329,650)    $    (329,650)
Effect of the correction of an error
  Recalculation of recognized revenue .     (277,640)         (277,640)
  Recalculation of cost of goods sold .      (38,400)          (38,400)
                                         ------------    --------------
    Total effect of changes on
      Loss from Operations and Net Loss     (239,240)         (239,240)
                                         ------------    --------------
Net Loss, as restated . . . . . . . . .  $  (568,891)    $    (568,891)
                                         ============    ==============

                                 HUMATECH, INC.

                                    RESTATED


NOTE  D  -  CORRECTION  OF  AN  ERROR  -  CONTINUED

                                             Year ended
                                             April 30,        Cumulative
                                                2000       effect of changes
                                            ------------  -------------------

Earnings per share, as previously reported  $     (0.04)    $       (0.04)
Total effect of changes. . . . . . . . . .        (0.03)            (0.03)
                                            ------------    --------------

Earnings per share, as restated. . . . . .  $     (0.07)    $       (0.07)
                                            ============    ==============

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  E  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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


NOTE  G  -  FIXED  ASSETS

During Fiscal 2000, all equipment being financed under related party leases were refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                2000       1999
                                              ---------  ---------
      Vehicles
        Related party. . . . . . . . . . . .  $ 29,480   $ 29,480
      Manufacturing and processing equipment
        Unrelated. . . . . . . . . . . . . .    19,691     19,691
        Related party. . . . . . . . . . . .         -     14,196
                                              ---------  ---------
                                                49,171     63,367
      Accumulated depreciation . . . . . . .   (31,994)   (23,838)
                                              ---------  ---------
                                              $ 17,177   $ 39,529
                                              =========  =========


                                 HUMATECH, INC.

                                    RESTATED


NOTE  H  -  INVENTORY

Inventory  consists  of  the following at April 30, 2000 and 1999, respectively:

                                                2000      1999
                                              --------  --------
        Raw materials . . . . . . . . . . .   $126,762   $88,195
        Work-in-process . . . . . . . . . .     14,673         -
        Finished goods. . . . . . . . . . .     44,316     1,124
                                              --------   -------

        Totals. . . . . . . . . . . . . . .   $185,751   $89,319
                                              ========   =======


NOTE  I  -  NOTES  PAYABLE  TO  BANKS  AND  FINANCE  COMPANIES

                                                                    2000     1999
                                                                   -------  -------
64,820 installment note payable to a bank.  Interest
  at the Wall Street Journal Prime Rate plus 2.5%
  (10.75% at April 30, 1999).  Payable in monthly
  installments of approximately $2,123, including
  accrued interest.  Final payment due in July 2001.
  Collateralized by all inventory, accounts receivable,
  equipment and intangibles and the personal guaranty
  of the Company's President and controlling
  shareholder.. . . . . . . . . . . . . . . . . . . . . . . . . .  $30,760  $53,860

26,849 installment note payable to an automotive finance
  company.  Interest at 12.99%.  Payable in monthly
  installments of approximately $611, including accrued
  interest.  Final payment due in October 2002.
  Collateralized by transportation equipment. . . . . . . . . . .   17,766   21,536

9,577 installment note payable to an equipment leasing
  company.  Interest at 8.86%.  Payable in monthly installments of approximately $437, including accrued interest.  Final
  payment due in March 2001.  Collateralized by
  manufacturing equipment.. . . . . . . . . . . . . . . . . . . .    4,808    9,212

8,000 installment note payable to an equipment leasing
  company.  Interest at 10.86%.  Payable in monthly
  installments of approximately $373, including accrued
  interest.  Final payment due in October 2001.
  Collateralized by manufacturing equipment/. . . . . . . . . . .    6,711        -

37,768 installment note payable to a bank. Interest at 9.75%. Payable in monthly installments of approximately $625, including accrued interest.
  Final payment due in September 2006.  Collateralized

                                 HUMATECH, INC.

                                    RESTATED


NOTE  I  -  NOTES  PAYABLE  TO  BANKS  AND  FINANCE  COMPANIES  -  CONTINUED

                                                                       2000       1999
                                                                     ---------  ---------
29,480 installment note payable to a bank.  Interest at 12.74%.
  Payable in monthly installments of approximately $800,
  including accrued interest.  Final payment due in May 2002.
  Collateralized by transportation equipment. . . . . . . . . . . .    15,989          -

32,521 installment note payable to a bank.  Interest at 9.25%.
  Payable in monthly installments of approximately $682,
  including accrued interest.  Final payment due in November
  2004.  Collateralized by transportation equipment . . . . . . . .    30,867          -

66450 installment note payable to a bank.  Interest at 10.50%.
  Payable in monthly installments of approximately $1,707,
  including accrued interest.  Final payment due in January 2004.
  Collateralized by transportation equipment and manufacturing
  equipment.. . . . . . . . . . . . . . . . . . . . . . . . . . . .    64,798          -

14,195 installment note payable to a bank.  Interest at 12.50%.
  Payable in monthly installments of approximately $669, including accrued interest.  Final payment due in September 2001.
  Collateralized by manufacturing equipment.. . . . . . . . . . . .    10,921          -
                                                                     ---------  ---------

Total notes payable to banks and finance companies. . . . . . . . .   218,269     84,608

    Less current maturities . . . . . . . . . . . . . . . . . . . .   (84,500)   (84,608)
                                                                     ---------  ---------

    Long-term portion . . . . . . . . . . . . . . . . . . . . . . .  $133,769   $      -
                                                                     =========  =========

Future  maturities  of  long-term  debt  are  as  follows:

                                                                   Year ending
                                                                      April 30      Amount
                                                                   ------------    --------
                                                                       2001        $ 84,500
                                                                       2002          52,092
                                                                       2003          33,259
                                                                       2004          27,701
                                                                       2005          10,824
                                                                       2006           6,829
                                                                       2007           3,064
                                                                                   --------
                                                                           Totals  $218,269
                                                                                   ========

The Company is periodically irregular in making scheduled payments on notes payable to banks and other financing entities. Accordingly, the lender(s) may, at their sole discretion, declare the then outstanding indebtedness to be immediately due and payable and begin foreclosure on the respective underlying assets, which could possibly have a material adverse effect on the Company's financial condition and operations. Due to these conditions, all installment notes were classified as current in the Fiscal 1999 financial statements. During Fiscal 2000, the Company was more diligent in making scheduled payments as required.

                                 HUMATECH, INC.

                                    RESTATED


NOTE  J  -  NOTES  AND  LEASES  PAYABLE  TO  AFFILIATES

                                                              2000     1999
                                                            --------  -------
Capital lease payable to the Company's President and
  controlling shareholder for the use of a vehicle.
  Interest at 12.74%.  Payable in monthly installments
  of approximately $800, including accrued interest.
  Lease term from August 24, 1997 to July 28, 1999.
  Lease canceled and equipment refinanced in the
  Company's name during Fiscal 2000. . . . . . . . . . . .  $      -  $29,480

Capital lease payable to the Company's President and
  controlling shareholder for the use of equipment.
  Interest at 12.5%.  Payable in monthly installments
  of approximately $303, including accrued interest.
  Lease term from May 1, 1998 to April 30, 2001.
  Lease canceled and equipment refinanced in the
  Company's name during Fiscal 2000. . . . . . . . . . . .         -    9,646

Capital lease payable to the Company's President and
  controlling shareholder for the use of equipment.
  Interest at 12.5%.  Payable in monthly installments
  of approximately $346, including accrued interest.
  Lease term from August 1, 1998 to July 30, 2001.
  Lease canceled and equipment refinanced in the
  Company's name during Fiscal 2000. . . . . . . . . . . .         -   10,350

7,270 note payable to a trust controlled by the Company's
  Executive Vice President and Chief Financial Officer.
  Interest at 10.5%.  Principal and accrued interest due
  at maturity in August 1999.  Unsecured . . . . . . . . .         -    7,270
                                                            --------  -------

Total notes and leases payable to affiliates . . . . . . .  $      -  $56,746
                                                            ========  =======


NOTE  K  -  LONG-TERM  NOTES  AND  COMMITMENTS  PAYABLE  TO  AFFILIATES

                                                             2000      1999
                                                           --------  --------
554,450 term note payable to two individuals related
  to the Company's Executive Vice President and
  Chief Financial Officer.  Interest at 9.0%.  Principal
   and accrued interest due at maturity in July 2002. . .  $554,450  $      -

217,877 term note payable to a corporation affiliated
  with the Company's Executive Vice President and
  Chief Financial Officer.  Interest at 9.0%.  Principal
  and accrued interest due at maturity in July 2004.
  Unsecured.. . . . . . . . . . . . . . . . . . . . . . .   217,877   173,077

                                 HUMATECH, INC.

                                    RESTATED


NOTE  K  -  LONG-TERM  NOTES  AND  COMMITMENTS PAYABLE TO AFFILIATES - CONTINUED

                                                               2000      1999
                                                             --------  --------
Agreement of Product Development and Funding between
  the Company and a shareholder.  Repayment at a rate
  of 6.0% of gross sales of equipment to be developed
  with the funding received under this agreement.  Total
  agreed repayment will be $450,000.  As of April 30, 2000
  and subsequent thereto, the Company has not completed
  the development of the equipment prototype and,
  accordingly, has no gross sales of the underlying
  product.. . . . . . . . . . . . . . . . . . . . . . . . .   150,000   150,000
                                                             --------  --------

Total long-term notes and commitments payable to affiliates  $922,327  $323,077
                                                             ========  ========


NOTE  L  -  DUE  TO  OFFICERS

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
                                                ========     ========

                                 HUMATECH, INC.

                                    RESTATED


NOTE  M  -  DUE  TO  OFFICERS

Future  amounts  due  under  the  employment  agreements  are  as  follows:

                         Year  ending
                            April  30,       Amount
                         -------------     --------
                              2001          $300,000
                              2002            50,000
                                            --------
                         Totals             $350,000
                                            ========
NOTE  N  -  INCOME  TAXES

The components of income tax (benefit) expense for the years ended April 30, 2000 and 1999, respectively, are as follows:
                              2000                  1999
                           ----------            ----------
     Federal:
          Current          $          -          $         -
          Deferred                    -                    -
                            -----------          -----------
                                      -                    -
                            -----------          -----------
     State:
          Current                     -                    -
          Deferred                    -                    -
                            -----------          -----------
                                      -                    -
                            -----------          -----------

          Total            $          -          $         -
                           ============          ===========

As of April 30, 2000, the Company has a net operating loss carryforward of approximately $1,369,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended April 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    2000             1999
                                                               ---------------  ---------------
Statutory rate applied to earnings (loss) before income taxes  $     (193,000)  $     (138,800)
Increase (decrease) in income taxes resulting from:
  State income taxes. . . . . . . . . . . . . . . . . . . . .               -                -
  Other including reserve for deferred tax asset. . . . . . .         193,000          138,800
                                                               ---------------  ---------------

    Income tax expense. . . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                               ===============  ===============

The deferred current tax asset on the April 30, 2000 and 1999, respectively, balance sheet consists of the following:

                                                                     2000             1999
                                                               ---------------  ---------------

  Current deferred tax asset. . . . . . . . . . . . . . . . .  $      465,500   $      263,800
    Reserve . . . . . . . . . . . . . . . . . . . . . . . . .        (465,500)        (263,800)
                                                               ---------------  ---------------

  Net current tax asset . . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                               ===============  ===============

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the year ended April 30, 1999 and 1998, the reserve for the deferred current tax asset increased by approximately $318,000 and 138,800, respectively.

                                 HUMATECH, INC.

                                    RESTATED


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