Form 10QSB/A
period 2000-07-31
HUMATECH INC
filed 2003-02-13
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FIRST AMENDED
                                  FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 14, 2000, there were 8,482,892 shares of common stock issued and outstanding.


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

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

Signatures

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended July 31, 2000, and was originally filed with the Commission on September 15, 2000. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS

                                       HUMATECH, INC.
                                 BALANCE SHEETS - RESTATED
                                  July 31, 2000 and 1999

                                         (UNAUDITED)

                                                         July 31,      July 31,
                                                           2000          1999
                                                       ------------  ------------
                                    ASSETS
                                    ------

CURRENT ASSETS
  Cash on hand and in bank. . . . . . . . . . . . . .  $     1,500   $    18,842
  Accounts receivable - trade,
    net of allowance for doubtful accounts of $-0-
       and $-0-, respectively . . . . . . . . . . . .      146,824        36,029
  Inventories . . . . . . . . . . . . . . . . . . . .      208,868        89,992


    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . .      357,192       144,863
                                                       ------------  ------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment. . . . . . . . . . . . . .       252,758       141,996
  Manufacturing and processing equipment. . . . . . .       168,119        86,453
  Office furniture and fixtures . . . . . . . . . . .        19,012        10,955
                                                        ------------  ------------
                                                            439,889       239,404
  Accumulated depreciation. . . . . . . . . . . . . .      (189,475)     (139,270)
                                                        ------------  ------------
    NET PROPERTY AND EQUIPMENT. . . . . . . . . . . .       265,939       100,134
                                                        ------------  ------------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . .           395           360
                                                        ------------  ------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . .   $   623,526   $   245,357
                                                        ============  ============

                                   -CONTINUED-

      The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompany notes are an integral part of these financial statements.

                                       HUMATECH, INC.
                            BALANCE SHEETS - RESTATED - CONTINUED
                                  July 31, 2000 and 1999

                                         (UNAUDITED)

                                                         July 31,      July 31,
                                                           2000          1999
                                                       ------------  ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
  Cash overdraft. . . . . . . . . . . . . . . . . . .  $    43,306   $         -
  Notes payable to banks and finance companies. . . .       84,500        76,414
  Notes and leases payable to affiliates. . . . . . .            -        56,746
  Customer deposits . . . . . . . . . . . . . . . . .       47,982        10,500
  Accounts payable - trade. . . . . . . . . . . . . .      118,649        70,071
  Accrued interest payable. . . . . . . . . . . . . .       83,837        22,350
  Due to officers . . . . . . . . . . . . . . . . . .      900,638       713,363
                                                       ------------  ------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . .    1,278,912       949,444
                                                       ------------  ------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities.      114,370             -
  Notes and commitments payable to affiliates . . . .      922,327       423,077
                                                       ------------  ------------

    TOTAL LIABILITIES . . . . . . . . . . . . . . . .    2,315,609     1,372,521
                                                       ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized
    8,482,892 issued and outstanding. . . . . . . . .      148,157       123,157
  Accumulated deficit . . . . . . . . . . . . . . . .   (1,840,240)   (1,250,321)
                                                       ------------  ------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . .   (1,692,083)   (1,127,164)
                                                       ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $   623,526    $  245,357
                                                       ============   ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                  HUMATECH, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                     Three months ended July 31, 2000 and 1999

                                   (UNAUDITED)

                                                              Three months    Three months
                                                                 ended           ended
                                                                July 31,        July 31,
                                                                  2000            1999
                                                             --------------  --------------

REVENUES
  Sales, net of discounts, returns and allowances
    of $-0- and $2,291, respectively
      Domestic. . . . . . . . . . . . . . . . . . . . . . .  $      87,860   $      74,015
      Related Party
        Foreign, principally United Kingdom . . . . . . . .              -               -
                                                             --------------  --------------
    NET REVENUES. . . . . . . . . . . . . . . . . . . . . .         87,860          74,015
                                                             --------------  --------------

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . .         28,390          26,860
                                                             --------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . .         59,470          47,155
                                                             --------------  --------------

OPERATING EXPENSES
  Research and development expenses . . . . . . . . . . . .          2,500           2,740
  Commissions and other sales and marketing expenses. . . .         12,579          16,925
  Officer compensation. . . . . . . . . . . . . . . . . . .         75,000          75,000
  Other operating expenses. . . . . . . . . . . . . . . . .         70,472          56,493
  Interest expense. . . . . . . . . . . . . . . . . . . . .         20,071           3,784
  Depreciation expense. . . . . . . . . . . . . . . . . . .         14,660           7,007
                                                             --------------  --------------
    TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . . .        195,292         161,949
                                                             --------------  --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .       (135,822)       (114,794)

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . .              -               -
                                                             --------------  --------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . .       (135,822)       (114,794)

OTHER COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . .              -               -
                                                             --------------  --------------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .  $    (135,822)  $    (114,794)
                                                             ==============  ==============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted. . . . . . . . . . . .  $       (0.02)  $       (0.01)
                                                             ==============  ==============

Weighted-average number of shares
  of common stock outstanding . . . . . . . . . . . . . . .      8,466,889       8,455,114
                                                             ==============  ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompany notes are an integral part of these financial statements.


                              HUMATECH, INC.
                   STATEMENTS OF CASH FLOWS - RESTATED
                Three months ended July 31, 2000 and 1999

                               (UNAUDITED)

                                                         Three months    Three months
                                                            ended           ended
                                                           July 31,        July 31,
                                                             2000            1999
                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period. . . . . . . . . . . . . . .  $    (135,822)  $    (114,794)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation . . . . . . . . . . . . . . . . . .         14,660           7,007
      (Increase) Decrease in
        Accounts receivable - trade. . . . . . . . . .        (55,695)        (31,408)
        Inventory. . . . . . . . . . . . . . . . . . .        (23,117)           (673)
        Deposits and other . . . . . . . . . . . . . .              -
      Increase (Decrease) in
        Accounts payable - trade . . . . . . . . . . .         38,374         (14,880)
        Accrued interest payable . . . . . . . . . . .         17,445               -
        Due to officers. . . . . . . . . . . . . . . .         46,281          83,603
        Customer deposits. . . . . . . . . . . . . . .         39,182               -
                                                        --------------  --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES.        (58,692)        (71,145)
                                                        --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . .        (15,525)              -
                                                        --------------  --------------
CASH FLOWS USED IN INVESTING ACTIVITIES. . . . . . . .        (15,525)              -
                                                        --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft. . . . . . . .         43,306          (1,819)
  Proceeds from sale of common stock . . . . . . . . .         25,000               -
  Proceeds from loans payable to affiliates. . . . . .              -         100,000
  Principal payments on loans payable. . . . . . . . .        (19,399)         (8,194)
                                                        --------------  --------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES.         48,907          89,987
                                                        --------------  --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . .        (25,310)         18,842

Cash and cash equivalents at beginning of year . . . .         26,810               -
                                                        --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . .  $       1,500   $      18,842
                                                        ==============  ==============

SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
Interest paid for the period . . . . . . . . . . . . .  $       2,626   $       3,784
                                                        ==============  ==============
Income taxes paid for the period . . . . . . . . . . .  $           -   $           -
                                                        ==============  ==============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of property and equipment
      with debt from banks and related parties . . . .  $     158,935   $      19,936
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended April 30, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  C  -  GOING  CONCERN  UNCERTAINTY

The Company has incurred cumulative net operating losses of approximately $( 1,700,000) and has used cumulative cash in operating activities of approximately $(544,000) during the period from May 1, 1997 through April 30, 2000. Further, in prior periods, the Company was irregular in making scheduled payments on notes payable to banks and other financing entities. Accordingly, the lender(s) could have, at their sole discretion, declare the then outstanding indebtedness to be immediately due and payable. The lender could have then foreclose on a significant portion of the Company's assets, which could have a material adverse effect on the Company's financial condition and operations.

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


                (Remainder of this page left blank intentionally)

                                 HUMATECH, INC.

                                    RESTATED


NOTE  D  -  CORRECTION  OF  AN  ERROR  -  CONTINUED

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                             Three months
                                                ended
                                               July 31,         Cumulative
                                                 2000        effect of changes
                                            --------------  -------------------
Net Loss, as previously reported . . . . .  $    (135,822)
Effect of the correction of an error
  Recalculation of recognized revenue. . .              -   $         (277,640)
  Recalculation of cost of goods sold. . .              -              (38,400)
                                            --------------  -------------------
    Total effect of changes on
      Loss from Operations and Net Loss. .              -   $         (239,240)
                                            --------------  ===================
Net Loss, as restated. . . . . . . . . . .  $    (135,822)
                                            ==============

                                            Three months
                                                ended
                                               July 31,         Cumulative
                                                 2000        effect of changes
                                            --------------  -------------------

Earnings per share, as previously reported  $       (0.02)
Total effect of changes. . . . . . . . . .            n/a
                                            --------------

Earnings per share, as restated. . . . . .  $       (0.02)
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

8.     Loss  per  share
       ----------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equiva-lents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2000 and 1999, the Company has no warrants and/or options issued and outstanding.


NOTE  F  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                                 HUMATECH, INC.

                                    RESTATED


NOTE  G  -  DUE  TO  OFFICERS

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the years ended July 31, 2000 and 1999, respectively, the Company paid or accrued approximately $881 and $740 for royalties under this agreement.

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

As of July 31, 2000 and 1999, total cumulative amounts unpaid under these agreements are as follows:

                                                                        2000      1999
                                                                    --------  --------

        Officer compensation . . . . . . . . . . . . . . . . . . .  $900,638  $713,363
        Royalty fees . . . . . . . . . . . . . . . . . . . . . . .         -         -
                                                                    --------  --------

                                                                    $900,638  $713,363
                                                                    ========  ========

Future amounts due under the employment agreements are as follows:

                                                                Year ending
                                                                April 30,      Amount
                                                                ------------  --------
                                                                   2001       $300,000
                                                                   2002         50,000
                                                                              --------
                                                                   Totals     $350,000
                                                                              ========

                (Remainder of this page left blank intentionally)

                                 HUMATECH, INC.

                                    RESTATED


NOTE  H  -  INCOME  TAXES

The components of income tax (benefit) expense for the three months ended July 31, 2000 and 1999, respectively, are as follows:

                  2000          1999
              ------------  ------------
  Federal:
    Current.  $          -  $          -
    Deferred             -             -
              ------------  ------------
                         -             -
              ------------  ------------
  State:
    Current.             -             -
    Deferred             -             -
              ------------  ------------
                         -             -
              ------------  ------------

    Total. .  $          -  $          -
              ============  ============


As of May 31, 2000, the Company has a net operating loss carryforward of approximately $1,369,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the three months ended July 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                   2000           1999
                                                               -------------  -------------

Statutory rate applied to earnings (loss) before income taxes  $    (46,179)  $    (39,030)
Increase (decrease) in income taxes resulting from:
  State income taxes. . . . . . . . . . . . . . . . . . . . .             -              -
  Other including reserve for deferred tax asset. . . . . . .        46,179         39,030
                                                               -------------  -------------

    Income tax expense. . . . . . . . . . . . . . . . . . . .  $          -   $          -
                                                               =============  =============

The deferred current tax asset on the July 31, 2000 and 1999, respectively, balance sheet consists of the following:

                                                                   2000            1999
                                                               -------------  -------------

  Current deferred tax asset. . . . . . . . . . . . . . . . .  $    384,200   $    263,800
    Reserve . . . . . . . . . . . . . . . . . . . . . . . . .      (384,200)      (263,800)
                                                               -------------  -------------
  Net current tax asset . . . . . . . . . . . . . . . . . . .  $          -   $          -
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

On May 1, 2000, the Company entered into a Consulting Agreement with an individual to assist in the general development of the Company's business plan. This Agreement requires the issuance of 200,000 options to purchase an equivalent number of shares of the Company's common stock at a purchase price of $1.25 per share. The options fully vested upon the execution of the Agreement. This Agreement has an initial term of 3 years and may be terminated by either party after 90 days with 30 days notice in writing.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     RESULTS  OF  OPERATIONS

     During the quarter ended July 31, 2000, as compared to the quarter ended July 31, 1999, the Company experienced net revenues of $87,860 and $74,015, respectively. These revenues were principally derived from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period is subsequent to the Spring planting seasons and Fall harvesting seasons for the commercial agricultural market. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the quarters ended July 31, 2000 and 1999 were $28,390 (32.3% of sales) and $26,860 (36.3% of sales). The respective gross profit margins remain relatively constant due to management's control of variable expenses during the lower product demand periods.

     The Company incurred operating expenses totaling $195,292 and $161,949, respectively, for the quarters ended July 31, 2000 and 1999. The largest items in this category are officer compensation subject to long-term employment agreements ($75,000 in each quarter), sales and marketing expenses ($12,579 and $16,925, respectively), payroll and various travel related expenses related to product development, general administration and product marketing.

     Overall, the Company incurred a net operating loss of $(135,822) and $(114,794) during the quarters ended July 31, 2000 and 1999, respectively, for a net loss per share of approximately $(0.02) and ($0.01) per share, respectively.

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

     No significant capital requirements have been identified for the near term. Future requirements are dependent upon business activity levels, the avail-ability of internally generated resources and/or the continued availability of credit from related and unrelated parties.

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

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On June 19, 2000, the Company entered into a Stock Purchase Agreement with White Mountain Capital Group, LLC, a Utah limited liability company, for the sale of 77,778 shares of common stock, restricted in accordance with Rule 144, at a price of $0.90 per share. As of July 31, 2000, the Company had received approximately $25,000 under this Agreement for approximately 27,778 shares. The sales price of the common stock is equal to approximately 50% of the closing price of the Company's common stock on the date of the Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the purchaser was an accredited investor.

     On August 8, 2000, the Company issued 44,000 shares of common stock, restricted in accordance with Rule 144, and warrants to purchase up to 285,000 shares of common stock, as follows:

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

(1) The underlying contract for these shares and warrants was canceled by mutual consent in September 2000 canceling the 75,000 warrants.

     These shares and warrants were issued to various individuals and/or entities for various administrative services, financial consulting services and product design and engineering services. The Company will recognize a gross charge to operations of approximately $37,400, which is equal to 50.0% of the closing price of the Company's common stock on the date of the settlement of these transactions. Any difference between the "fair value" of the shares issued pursuant to the warrants and the actual cash proceeds received will be charged to operations on the date of each respective exercise. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were either accredited or sophisticated.

     On September 7, 2000, the Company issued 77,500 shares of common stock, restricted in accordance with Rule 144, to Ron Isaacson, an unrelated accredited individual, for total proceeds of approximately $50,000 under a Stock Purchase Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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



Dated:     February  11,  2003       /s/  David  G.  Williams
                                     -----------------------------------------
                                     By:  David  G.  Williams
                                     Its:   President,  Director,  and
                                            Chief  Executive  Officer


Dated:     February  11,  2003       /s/  John  D.  Rottweiler
                                     -----------------------------------------
                                     By:  John  D.  Rottweiler
                                     Its:   Vice  President,  Director,  and
                                            Chief  Financial  Officer

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

/s/  David  G.  Williams
------------------------------------
David  G.  Williams
Chief  Executive  Officer

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

/s/  John  D.  Rottweiler
--------------------------------------
John  D.  Rottweiler
Chief  Financial  Officer