Form 10QSB/A
period 2000-10-31
HUMATECH INC
filed 2003-02-13
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FIRST AMENDED
                                  FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 28, 2000, there were 10,100,518 shares of common stock issued and outstanding.


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

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

Signatures

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended October 31, 2000, and was originally filed with the Commission on December 4, 2000. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS



                                HUMATECH, INC.
                          BALANCE SHEETS - RESTATED
                          October 31, 2000 and 1999

                                 (UNAUDITED)
                                              October 31,   October 31,
                                                 2000          1999
                                            -------------  -------------
                                   ASSETS
                                   ------
CURRENT ASSETS
  Cash on hand and in bank . . . . . . . .  $     47,865   $    189,814
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $-0- and $-0-, respectively . . . .        88,346         67,768
  Inventories. . . . . . . . . . . . . . .       220,735         84,978
                                            -------------  -------------

    TOTAL CURRENT ASSETS . . . . . . . . .       356,946        342,560
                                            -------------  -------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment . . . . . . . .       252,758        141,996
  Manufacturing and processing equipment .       189,009        110,155
  Office furniture and fixtures. . . . . .        19,012         10,955
                                            -------------  -------------
                                                 460,779        263,106
  Accumulated depreciation . . . . . . . .      (205,026)      (146,700)
                                            -------------  -------------

    NET PROPERTY AND EQUIPMENT . . . . . .       255,753        116,406
                                            -------------  -------------


OTHER ASSETS . . . . . . . . . . . . . . .           695              -
                                            -------------  -------------


TOTAL ASSETS . . . . . . . . . . . . . . .  $    613,394   $    458,966
                                            =============  =============

                             - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                HUMATECH, INC.
                          BALANCE SHEETS - RESTATED
                                 -CONTINUED-
                          October 31, 2000 and 1999

                                 (UNAUDITED)
                                                       October 31,    October 31,
                                                          2000           1999
                                                      -------------  -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Notes payable to banks and finance companies . . .  $     14,000   $     89,623
  Current maturities of long-term debt . . . . . . .        84,500              -
  Notes and leases payable to affiliates . . . . . .            -         49,476
  Customer deposits. . . . . . . . . . . . . . . . .       121,682         10,500
  Accounts payable - trade . . . . . . . . . . . . .       105,878         65,634
  Accrued interest payable . . . . . . . . . . . . .             -         22,350
  Due to officers. . . . . . . . . . . . . . . . . .       925,030        697,873
                                                      -------------  -------------

    TOTAL CURRENT LIABILITIES. . . . . . . . . . . .     1,251,090        935,456
                                                      -------------  -------------


LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities        82,123              -
  Notes and commitments payable to affiliates. . . .       150,000        788,727
                                                      -------------  -------------

    TOTAL LIABILITIES. . . . . . . . . . . . . . . .     1,483,213      1,724,183
                                                      -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized
    10,100,518 and 8,455,114 shares
    issued and outstanding . . . . . . . . . . . . .     1,154,633        123,157
  Accumulated deficit. . . . . . . . . . . . . . . .    (2,024,452)    (1,388,374)
                                                      -------------  -------------

    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . .      (869,819)    (1,265,217)
                                                      -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . .  $    762,632   $    458,966
                                                      =============  =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                             HUMATECH, INC.
                       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - RESTATED
                          Six and Three months ended October 31, 2000 and 1999

                                               (UNAUDITED)

                                                      Six months     Six months     Three months    Three months
                                                         ended          ended          ended           ended
                                                       October 31,    October 31,    October 31,     October 31
                                                          2000           1999            2000            1999
                                                     -------------  -------------  --------------  --------------
REVENUES
  Sales - net
    Domestic. . . . . . . . . . . . . . . . . . . . . $    150,468   $    140,256   $      62,608   $      66,241
    Related Party
      Foreign, principally
        United Kingdom. . . . . . . . . . . . . . . .      21,120              -          21,120               -
                                                     -------------  -------------  --------------  --------------
    NET REVENUES. . . . . . . . . . . . . . . . . . .     171,588        140,256          83,728          66,241

COST OF SALES . . . . . . . . . . . . . . . . . . . .      51,408         70,146          23,018          43,286
                                                     -------------  -------------  --------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . .     120,180         70,110          60,620          22,955
                                                     -------------  -------------  --------------  --------------

OPERATING EXPENSES
  Research and development expenses . . . . . . . . .       8,050          2,740           5,550               -
  Commissions and other sales
    and marketing expenses. . . . . . . . . . . . . .      38,378         28,317          25,799          11,392
  Officer compensation. . . . . . . . . . . . . . . .     142,707        150,000          67,707          75,000
  Other operating expenses. . . . . . . . . . . . . .     183,535        119,476         113,053          62,983
  Interest expense. . . . . . . . . . . . . . . . . .      37,333          7,986          17,262           4,202
  Depreciation expense. . . . . . . . . . . . . . . .      30,211         14,438          15,551           7,431
                                                     -------------  -------------  --------------  --------------
    TOTAL OPERATING EXPENSES. . . . . . . . . . . . .     440,214        322,957         244,922         161,008
                                                     -------------  -------------  --------------  --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . .    (320,034)      (252,847)       (184,302)       (138,053)

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . .           -              -               -               -
                                                     -------------  -------------  --------------  --------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . .    (320,034)      (252,847)       (184,302)       (138,053)

OTHER COMPREHENSIVE INCOME. . . . . . . . . . . . . .           -              -               -               -
                                                     -------------  -------------  --------------  --------------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . .  $   (320,034)  $   (252,847)  $    (184,302)  $    (138,053)
                                                     =============  =============  ==============  ==============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted. . . . . . . .  $      (0.04)  $      (0.03)  $       (0.02)  $       (0.02)
                                                     =============  =============  ==============  ==============

Weighted-average number of shares
  of common stock outstanding . . . . . . . . . . .     8,792,881      8,455,114       9,115,853       8,455,114
                                                     =============  =============  ==============  ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                      HUMATECH, INC.
                          STATEMENTS OF CASH FLOWS - RESTATED
                       Six months ended October 31, 2000 and 1999

                                       (UNAUDITED)
                                                               Six months     Six months
                                                                  ended          ended
                                                               October 31,    October 31,
                                                                   2000           1999
                                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . . . . . .  $   (320,034)  $   (252,847)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation. . . . . . . . . . . . . . . . . . . . . .        30,211         14,438
      Accrued interest converted to common stock. . . . . . .        29,145              -
      Fees and services paid with common stock. . . . . . . .        44,000              -
      (Increase) Decrease in
        Accounts receivable - trade . . . . . . . . . . . . .         2,783        (63,147)
        Inventory . . . . . . . . . . . . . . . . . . . . . .       (34,984)         4,341
        Other assets. . . . . . . . . . . . . . . . . . . . .          (300)           360
      Increase (Decrease) in
        Accounts payable and other accrued liabilities. . . .        25,215        (19,317)
        Customer deposits . . . . . . . . . . . . . . . . . .       112,882              -
        Due to officers . . . . . . . . . . . . . . . . . . .        70,673         68,113
                                                               -------------  -------------
CASH FLOWS (USED IN) OPERATING ACTIVITIES . . . . . . . . . .       (40,409)      (248,059)
                                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment. . . . . . . . . . . . .       (20,890)       (23,703)
                                                               -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . . .       (20,890)       (23,703)
                                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft . . . . . . . . . . .             -         (1,819)
  Proceeds from sale of common stock. . . . . . . . . . . . .       120,000              -
  Proceeds from loans payable to affiliates . . . . . . . . .             -        465,650
  Proceeds from notes payable to banks and finance companies.             -         21,823
  Principal payments on loans payable . . . . . . . . . . . .       (37,646)       (24,078)
                                                               -------------  -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES . . . . . . . . .        82,354        461,576
                                                               -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .        21,055        189,814

Cash and cash equivalents at beginning of year. . . . . . . .        26,810              -
                                                               -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .  $     47,865   $    189,814
                                                               =============  =============

SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
Interest paid for the period. . . . . . . . . . . . . . . . .  $      8,576   $      3,784
                                                               =============  =============
Income taxes paid for the period. . . . . . . . . . . . . . .  $          -   $          -
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

                                             Six months
                                               ended
                                             October 31,       Cumulative
                                                2000        effect of changes
                                            -------------  -------------------

Net Loss, as previously reported . . . . .  $   (297,154)
Effect of the correction of an error
  Recalculation of recognized revenue. . .       (20,000)     $  (297,640)
  Recalculation of cost of goods sold. . .        (2,880)          35,520
                                            -------------     ------------
    Total effect of changes on
      Loss from Operations and Net Loss. .       (22,880)     $  (262,120)
                                            -------------     ============

Net Loss, as restated. . . . . . . . . . .  $   (320,034)
                                            =============

                                             Six months
                                               ended
                                             October 31,       Cumulative
                                                2000        effect of changes
                                            -------------  -------------------


Earnings per share, as previously reported  $      (0.03)
Total effect of changes. . . . . . . . . .         (0.01)
                                            -------------

Earnings per share, as restated. . . . . .  $      (0.04)
                                            =============

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

As of October 31, 2000 and 1999, total cumulative amounts unpaid under these agreements are as follows:

                                     2000      1999
                                   --------  --------
        Officer compensation . . . $925,030  $697,873
        Royalty fees . . . . . . .        -         -
                                   --------  --------
                                   $925,030  $697,873
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

The Company's income tax expense for the years ended October 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                         2000           1999
                                                               ---------------  -------------
Statutory rate applied to earnings (loss) before income taxes  $     (109,000)  $    (85,968)
Increase (decrease) in income taxes resulting from:
  State income taxes. . . . . . . . . . . . . . . . . . . . .               -              -
  Other including reserve for deferred tax asset. . . . . . .         109,000         85,968
                                                               ---------------  -------------

    Income tax expense. . . . . . . . . . . . . . . . . . . .  $            -   $          -
                                                               ===============  =============

The deferred current tax asset on October 31, 2000 and 1999, respectively, balance sheet consists of the following:

                                                                         2000           1999
                                                               ---------------  -------------
  Current deferred tax asset. . . . . . . . . . . . . . . . .   $     439,000   $    296,500
    Reserve . . . . . . . . . . . . . . . . . . . . . . . . .        (439,000)      (296,500)
                                                               ---------------  -------------

  Net current tax asset. . . . . . . . . . . . . . . . . . . .  $            -  $           -
                                                                =============== =============

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

                                    RESTATED


NOTE  I  -  COMMON  STOCK  TRANSACTIONS

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


NOTE  J  -  STOCK  OPTIONS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  J  -  STOCK  OPTIONS  -  CONTINUED

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

                                           Six months ended                Year ended
                                           October 31, 2000              April 30, 2000
                                    --------------------------------  ---------------------
                                                      Weighted                     Weighted
                                                      average                      average
                                    Number            exercise         Number      exercise
                                    of options        price            of options  price
                                    ----------------  ---------------  ----------  --------

Outstanding at beginning of period                 -                -           -         -
  Granted. . . . . . . . . . . . .           210,000  $          1.33           -         -
  Exercised. . . . . . . . . . . .                 -                -           -         -
  Expired/Forfeited. . . . . . . .                 -                -           -         -
                                    ----------------                   ----------

Outstanding at end of year . . . .           210,000  $          1.33           -         -
                                    ================                   ==========

The following table summarizes information about the stock options at October 31, 2000:

                                             October 31, 2000
                                         ------------------------
                               Exercise  Number       Number
          Expiration Date      Price     Outstanding  Exercisable
          -----------------    --------  -----------  -----------

          April 2003 . . . . . $  1.25     200,000      200,000
          July 2003. . . . . . $  3.00      10,000       10,000
                                           -------      -------
                                           210,000      210,000
                                           =======      =======

              (The remainder of this page left blank intentionally)

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

(2)     Results  of  Operations

     During the six month period ended October 31, 2000, the Company experienced net revenues of $171,588, as compared to $140,256 for the six month period ended October 31, 1999. Of the $171,588 in net revenues for the six month period ended October 31, 2000, $150,468 was from domestic sources, while $21,120 was from customers in the United Kingdom. For the six month period ended October 31, 1999, all of the net revenues were from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period is subsequent to the Spring planting seasons and Fall harvesting seasons for the commercial agricultural market. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the six months ended October 31, 2000 and 1999 were $51,408 (29.9% of sales) and $70,146 (50% of sales), respectively. The improvement in the respective gross profit margins was due primarily to a shift in products sold in the first six months of the year compared to the products sold in the first six months of the previous year, which required higher component costs.

     The Company incurred total operating expenses totaling approximately $440,214 and $322,957, respectively, for the six months ended October 31, 2000 and 1999. The largest items in this category are officers compensation ($142,707 and $150,000, respectively), which is subject to long-term employment agreements, sales and marketing expenses ($38,378 and $28,317, respectively), payroll and various travel related expenses related to product development, and general administration and product marketing.

     Overall, the Company incurred a net operating loss of $(320,034) and $(252,847) during the six months ended October 31, 2000 and 1999, respectively, for a net loss per share of $(0.04) and $(0.03) per share, respectively.

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

     On August 8, 2000, the Company issued 44,000 shares of common stock, restricted in accordance with Rule 144, and warrants to purchase up to 285,000 shares of common stock, as follows:

Mark  Kuehn             3,000 shares       for product design and development
Eric  Hooper           15,000 shares       for administrative services
Gerry  Hooper           1,000 shares       for administrative services
deJong  &  Associates  25,000 shares and   for financial consulting
                       75,000 warrants     services  (1)
Phillip  Cate         200,000 warrants     for general business consulting
Vector  Marketing      10,000 warrants     for product consulting services

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

     On September 30, 2000, the Company and two (2) entities related to the Company's Vice President and Chief Financial Officer exchanged an aggregate 1,446,126 shares of restricted, unregistered common stock in payment of two notes payable aggregating approximately $772,327 and accrued interest of approximately $95,149, as follows:

U.S. Finance, Inc.     439,096  shares     $217,877  -  principal
                                           $ 45,581  -  accrued  interest
PDR Finance          1,007,030  shares     $554,450  -  principal
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



Dated:     February  11,  2003         /s/  David  G.  Williams
                                       -------------------------------------
                                       By:   David G. Williams
                                       Its:   President, Director, and
                                              Chief Executive Officer




Dated:     February  11,  2003         /s/  John  D.  Rottweiler
                                       -------------------------------------
                                       By:   John D. Rottweiler
                                       Its:   Vice  President, Director, and
                                              Chief Financial Officer

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

/s/  David  G.  Williams
----------------------------------
David  G.  Williams
Chief  Executive  Officer

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

/s/  John  D.  Rottwelier
-----------------------------------
John  D.  Rottweiler
Chief  Financial  Officer