Form 10QSB/A
period 2001-01-31
HUMATECH INC
filed 2003-02-13
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FIRST AMENDED
                                  FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 13, 2001, there were 10,150,518 shares of common stock issued and outstanding.


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

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

Signatures

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended January 31, 2001, and was originally filed with the Commission on March 14, 2001. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS



                           HUMATECH, INC.
                     BALANCE SHEETS - RESTATED
                     January 31, 2001 and 2000

                            (UNAUDITED)
                                              January 31,    January 31,
                                                 2001           2000
                                             -------------  -------------
                              ASSETS
                              ------
CURRENT ASSETS
  Cash on hand and in bank. . . . . . . . .  $     14,094   $     68,605
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $-0- and $-0-, respectively. . . . .        86,194         64,213
  Inventories . . . . . . . . . . . . . . .       233,958         93,987
                                             -------------  -------------

    TOTAL CURRENT ASSETS. . . . . . . . . .       334,246        226,805
                                             -------------  -------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment. . . . . . . . .       252,758        249,936
  Manufacturing and processing equipment. .       192,349        181,407
  Office furniture and fixtures . . . . . .        19,012         18,726
                                             -------------  -------------
                                                  464,119        450,069
  Accumulated depreciation. . . . . . . . .      (220,979)      (197,433)
                                             -------------  -------------

    NET PROPERTY AND EQUIPMENT. . . . . . .       243,140        252,636
                                             -------------  -------------


OTHER ASSETS. . . . . . . . . . . . . . . .           695            395
                                             -------------  -------------


TOTAL ASSETS. . . . . . . . . . . . . . . .  $    578,081   $    479,836
                                             =============  =============

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                                HUMATECH, INC.
                          BALANCE SHEETS - RESTATED
                               - CONTINUED -
                          January 31, 2001 and 2000

                                (UNAUDITED)
                                                  January 31,    January 31,
                                                     2001           2000
                                                 -------------  -------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
  Notes payable to banks and finance companies.  $    158,425   $    212,772
  Notes and leases payable to affiliates. . . .             -         33,811
  Customer deposits . . . . . . . . . . . . . .       128,682          8,800
  Accounts payable - trade. . . . . . . . . . .       117,488         68,063
  Accrued interest payable. . . . . . . . . . .             -         36,525
  Due to officers . . . . . . . . . . . . . . .       934,760        730,578
                                                 -------------  -------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .     1,339,355      1,090,549
                                                 -------------  -------------


LONG-TERM LIABILITIES
  Notes and commitments payable to affiliates .       330,000        922,327
                                                 -------------  -------------

    TOTAL LIABILITIES . . . . . . . . . . . . .     1,669,355      2,012,876
                                                 -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized
    10,100,518 and 8,455,114 shares
    issued and outstanding. . . . . . . . . . .     1,184,633        123,157
  Accumulated deficit . . . . . . . . . . . . .    (2,275,907)    (1,656,197)
                                                 -------------  -------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .    (1,091,274)    (1,533,040)
                                                 -------------  -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . .  $    578,081   $    479,836
                                                 =============  =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                           HUMATECH, INC.
                     STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - RESTATED
                        Nine and Three months ended January 31, 2001 and 2000

                                            (UNAUDITED)

                                              Nine months    Nine months    Three months    Three months
                                                 ended          ended          ended           ended
                                               January 31,    January 31,    January 31,     January 31
                                                  2001           2000           2001            2000
                                             -------------  -------------  --------------  --------------
REVENUES
  Sales - net
    Domestic. . . . . . . . . . . . . . . . .$    154,830   $    101,065   $       4,362   $        (431)
    Related Party
      Foreign, principally
        United Kingdom. . . . . . . . . . . .      21,120         37,079               -          (1,681)
                                             -------------  -------------  --------------  --------------
    NET REVENUES. . . . . . . . . . . . . . .     175,950        138,144           4,362          (2,142)

COST OF SALES . . . . . . . . . . . . . . . .      82,849        109,118          31,441          38,972
                                             -------------  -------------  --------------  --------------

GROSS PROFIT. . . . . . . . . . . . . . . . .      93,101         29,026         (27,079)        (41,114)
                                             -------------  -------------  --------------  --------------

OPERATING EXPENSES
  Research and development expenses . . . . .       9,626         13,500           1,576          10,760
  Commissions and other sales
    and marketing expenses. . . . . . . . . .      49,387         39,742          11,009          11,425
  Officer compensation. . . . . . . . . . . .     203,124        210,417          60,417          60,417
  Other operating expenses. . . . . . . . . .     281,295        170,146          97,760          50,670
  Interest expense. . . . . . . . . . . . . .      74,994         50,721          37,661          42,735
  Depreciation expense. . . . . . . . . . . .      46,164         65,170          15,953          50,732
                                             -------------  -------------  --------------  --------------
    TOTAL OPERATING EXPENSES. . . . . . . . .     664,590        549,696         224,376         226,739
                                             -------------  -------------  --------------  --------------

LOSS FROM OPERATIONS. . . . . . . . . . . . .    (571,489)      (520,670)       (251,455)       (267,823)

PROVISION FOR INCOME TAXES. . . . . . . . . .           -              -               -               -
                                             -------------  -------------  --------------  --------------

NET LOSS. . . . . . . . . . . . . . . . . . .    (571,489)      (520,670)       (251,455)       (267,823)

OTHER COMPREHENSIVE INCOME. . . . . . . . . .           -              -               -               -
                                             -------------  -------------  --------------  --------------

COMPREHENSIVE INCOME. . . . . . . . . . . . .$   (571,489)  $   (520,670)  $    (251,455)  $    (267,823)
                                             =============  =============  ==============  ==============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted. . . . .$      (0.06)  $      (0.06)  $       (0.03)  $       (0.03)
                                             =============  =============  ==============  ==============

Weighted-average number of shares
  of common stock outstanding . . . . . . . .   8,792,881      8,455,114       9,115,853       8,455,114
                                             =============  =============  ==============  ==============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                               HUMATECH, INC.
                    STATEMENTS OF CASH FLOWS - RESTATED
                 Nine months ended January 31, 2001 and 2000

                                (UNAUDITED)
                                                         Nine months    Nine months
                                                            ended          ended
                                                          January 31,    January 31,
                                                             2001           2000
                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . . .  $   (571,489)  $   (520,670)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation. . . . . . . . . . . . . . . . . . .        46,164         65,170
      Accrued interest converted to common stock. . . .        29,145              -
      Fees and services paid with common stock. . . . .        44,000              -
      (Increase) Decrease in
        Accounts receivable - trade . . . . . . . . . .         4,935        (59,592)
        Inventory . . . . . . . . . . . . . . . . . . .       (48,207)        (4,668)
        Other assets. . . . . . . . . . . . . . . . . .          (300)           (35)
      Increase (Decrease) in
        Accounts payable and other accrued liabilities.        36,825         (2,713)
        Customer deposits . . . . . . . . . . . . . . .       119,882         (1,700)
        Due to officers . . . . . . . . . . . . . . . .        80,403        100,818
                                                         -------------  -------------
CASH FLOWS (USED IN) OPERATING ACTIVITIES . . . . . . .      (258,642)      (423,390)
                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment. . . . . . . . . .       (24,230)       (31,473)
                                                         -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . .       (24,230)       (31,473)
                                                         -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft . . . . . . . .             -         (1,819)
  Proceeds from sale of common stock. . . . . . . . . .       150,000              -
  Proceeds from loans payable to affiliates . . . . . .       180,000        599,250
  Principal payments on loans payable . . . . . . . . .      (120,156)       (73,963)
                                                         -------------  -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES . . . . . .       270,156        523,468
                                                         -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .       (12,716)        68,605

Cash and cash equivalents at beginning of year. . . . .        26,810              -
                                                         -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $     14,094   $     68,605
                                                         =============  =============

SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
Interest paid for the period. . . . . . . . . . . . . .  $     46,237   $     36,546
                                                         =============  =============
Income taxes paid for the period. . . . . . . . . . . .  $          -   $          -
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

On April 16, 1997, the Company acquired the assets and certain liabilities of International Humate Fertilizer Co. (IHFC), a Nevada corporation incorporated on February 21, 1996 under the laws of the State of Nevada. IHFC was initially capitalized with the transfer of certain assets and assumption of all out-standing liabilities of a Texas sole proprietorship of the same name, effective October 1, 1996. With the acquisition of IHFC, the Company became engaged in the development, manufacture and sale of carbon-based humate products for use in the commercial agriculture, animal feed and home horticulture markets.


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

                                            Nine months
                                               ended
                                             January 31,      Cumulative
                                                2001       effect of changes
                                            -------------  -------------------

Net Loss, as previously reported . . . . .  $   (548,609)
Effect of the correction of an error
  Recalculation of recognized revenue. . .       (20,000)      $ (297,640)
  Recalculation of cost of goods sold. . .        (2,880)        35,520
                                            -------------      -----------
    Total effect of changes on
      Loss from Operations and Net Loss. .       (22,880)      $ (262,120)
                                            -------------      ===========

Net Loss, as restated. . . . . . . . . . .  $   (571,489)
                                            =============

                                            Nine months
                                               ended
                                             January 31,      Cumulative
                                                2001       effect of changes
                                            -------------  -------------------

Earnings per share, as previously reported  $      (0.06)
Total effect of changes. . . . . . . . . .         (0.00)
                                            -------------

Earnings per share, as restated. . . . . .  $      (0.06)
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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  G  -  DUE  TO  OFFICERS

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the periods ended January 31, 2001 and 2000, respectively, the Company paid or accrued approximately $1,919 and $1,403 for royalties under this agreement.

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

As of January 31, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                     2001      2000
                                   --------  --------
        Officer compensation . . . $934,760  $730,578
        Royalty fees . . . . . . .        -         -
                                   --------  --------
                                   $934,760  $730,578
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
                                                 ========

                (Remainder of this page left blank intentionally)

                                 HUMATECH, INC.

                                    RESTATED


NOTE  H  -  INCOME  TAXES

The components of income tax (benefit) expense for the periods ended January 31, 2001 and 2000, respectively, are as follows:

                      2001          2000
              ------------  ------------
  Federal:
    Current.  $          -  $          -
    Deferred             -             -
              ------------  ------------
                         -             -
              ------------  ------------
  State:
    Current.             -             -
    Deferred             -             -
              ------------  ------------
                         -             -
              ------------  ------------

    Total. .  $          -  $          -
              ============  ============

As of April 30, 2000, the Company has a net operating loss carryforward of approximately $1,400,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended January 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                         2001             2000
                                                               ---------------  ---------------
Statutory rate applied to earnings (loss) before income taxes  $     (194,000)  $     (177,000)
Increase (decrease) in income taxes resulting from:
  State income taxes. . . . . . . . . . . . . . . . . . . . .               -                -
  Other including reserve for deferred tax asset. . . . . . .         194,000          177,000
                                                               ---------------  ---------------

    Income tax expense. . . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                               ===============  ===============

The deferred current tax asset on January 31, 2001 and 2000, respectively, balance sheet consists of the following:



                                                                         2001             2000
                                                               ---------------  ---------------
  Current deferred tax asset. . . . . . . . . . . . . . . . .  $      439,000   $      296,500
    Reserve . . . . . . . . . . . . . . . . . . . . . . . . .        (439,000)        (296,500)
                                                               ---------------  ---------------
  Net current tax asset . . . . . . . . . . . . . . . . . . .  $            -   $            -
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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  I  -  COMMON  STOCK  TRANSACTIONS

On June 19, 2000, the Company entered into a Stock Purchase Agreement for the purchase of 77,778 shares of restricted, unregistered common stock at a price of $0.90 per share. As of January 31, 2000, the Company had received approximately $70,000 under this Agreement. The sales price of the common stock is equal to approximately 50.0% of the closing price of the Company's common stock on the respective date of the Agreement.

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

On December 7, 2000, the Company sold 50,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of approximately $30,000, which approximates the "fair value" of the shares issued in this transaction. The per share price used in this transaction was approximately $0.60 or approximately 112.99% of the quoted closing price of the Company's common stock on the transaction date.

                                 HUMATECH, INC.

                                    RESTATED


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

On December 7, 2000, in connection with the sale of common stock, the Company granted options to purchase up to 50,000 shares of common stock at an exercise price of $0.60 per share. These options were fully vested upon issuance and may be exercised at any time prior to December 7, 2001

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 2000-2001: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is approximately 3 years as of January 31, 2001. A reconciliation of the Company's stock option activity, and related information for the six months ended January 31, 2001 and the year ended April 30, 2000 is as follows:

                                          Nine months ended                Year ended
                                          January 31, 2001               April 30, 2000
                                    --------------------------------  ---------------------
                                                      Weighted                     Weighted
                                                      average                      average
                                    Number            exercise         Number      exercise
                                    of options        price            of options  price
                                    ----------------  ---------------  ----------  --------

Outstanding at beginning of period                  -                -           -         -
  Granted. . . . . . . . . . . . .            260,000  $          1.19           -         -
  Exercised. . . . . . . . . . . .                  -                -           -         -
  Expired/Forfeited. . . . . . . .                  -                -           -         -
                                    -----------------                   ----------

Outstanding at end of year . . . .            260,000  $          1.19           -         -
                                    =================                   ==========

The following table summarizes information about the stock options at January 31, 2001:

                                             January 31, 2001
                                         ------------------------
                               Exercise  Number       Number
          Expiration Date      Price     Outstanding  Exercisable
          -----------------    --------  -----------  -----------
          December 2001 . . .  $ 0.60        50,000       50,000
          April 2003. . . . .  $ 1.25       200,000      200,000
          July 2003 . . . . .  $ 3.00        10,000       10,000
                                            -------      -------
                                            260,000      260,000
                                            =======      =======


ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

(1)     Caution  Regarding  Forward-Looking  Information

This quarterly report contains certain forward-looking statements and inform-ation relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2) Nine months ended January 31, 2001 compared to the nine months ended January 31, 2000

During the nine month period ended January 31, 2001, as compared to the nine months ended January 31, 2000, the Company experienced net revenues of $175,950 and $138,144, respectively. For the nine months ended January 31, 2001, $154,830 of these revenues were from domestic sources, while $21,120 were from customers in the United Kingdom. For the nine months ended January 31, 2000, $101,065 of the revenues were from domestic sources, while $37,079 were from customers in the United Kingdom. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period is subsequent to the Spring planting seasons and Fall harvesting seasons for the commercial agricultural market. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

Costs of sales for the nine months ended January 31, 2001 and 2000 were $82,849 (47.1% of sales) and $109,118 (78.9% of sales), respectively. The improvement in the respective gross profit margins was due primarily to a shift in products sold in the first nine months of this fiscal year compared to the products sold in the first nine months of last fiscal year, which required higher component costs.

The Company incurred total operating expenses totaling $664,950 and $549,696, respectively, for the nine months ended January 31, 2001 and 2000. The largest items in this category are officers compensation ($203,124 and $210,417, respectively), which is subject to long-term employment agreements, sales and marketing expenses ($49,387 and $39,742, respectively), payroll and various travel related expenses related to product development, and general admini-stration and product marketing.

Overall, the Company incurred a net operating loss of $(571,489) and $(520,670) during the nine months ended January 31, 2001 and 2000, respectively, for a net loss per share of approximately $(0.06) and $(0.06) per share, respectively.

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

ITEM  2     CHANGES  IN  SECURITIES

     On December 7, 2000, the Company sold 50,000 shares of common stock, restricted in accordance with Rule 144, to an unrelated accredited or sophisticated individual for gross proceeds of approximately $30,000, which approximates the "fair value" of the shares issued in this transaction. The per share price used in this transaction was approximately $0.60 or approximately 112.99% of the quoted closing price of the Company's common stock on the transaction date. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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