Form 10KSB/A
period 2001-04-30
HUMATECH INC
filed 2003-02-13
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 SECOND AMENDED
                                  FORM 10-KSB/A

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for its most recent fiscal year.       $175,805.

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

ITEM  6     Management's  Discussion  and  Analysis  or  Plan of Operations

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

ITEM  10    Executive  Compensation

ITEM  11    Security  Ownership  of  Certain  Beneficial Owners and Management.

ITEM  12    Certain  Relationships  and  Related  Transactions.

ITEM  13    Exhibits  and  Reports  on  Form  8-K.

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Annual Report on Form 10-KSB. This Annual Report is for the year ended April 30, 2001, and was originally filed with the Commission on August 10, 2001, and amended on September 21, 2001. References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual
Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

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

     -  Contamination of surface and groundwater from fertilizer and pesticides;

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

     - ORGANI-GRO COMPLETE. A fortified chipped or powder based 8-12-4 truly complete humate based plant food and soil conditioner that greatly enhances the plant vigor and color, and improves overall soil health. This product is a highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available and over 40 naturally occurring elements.

Our  Animal  Feed  Supplements  Products
----------------------------------------

     We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Sales of our animal feed supplements accounted for 10% of our sales last year. Our animal feed supplement products consist of:

     - Promax LPX1605, LPX1616, and DPX4610. All are organic, non-toxic feed ingredients that have been field tested to provide the following results:
     1) provide an all-natural source of nutritional iron; 2) increase the viability of rumin in stomachs of ruminant animals; 3) reduce feedlot animal waste; 4) increase average daily weight gain; 5) reduce (improve) feed conversion ratio; 6) reduce stress from shipping fever; and 7) increase calcium intake. All the data on the benefits of our LPX and DPX products have been gathered from scientific research from extensive research trials at Texas A&M University.

     - PROMAX. An organic, non-toxic feed ingredient used for non-ruminant animals that accomplishes the following: 1) reduces feedlot animal waste order; 2) increases average daily weight gain; 3) reduces (improves) feed conversion ratio; 4) reduces stress from shipping fever. All the data on the benefits of PROMAX have been gathered from scientific research from extensive research trials at Texas Tech University.

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

Market Segments              Executive Sales  Direct Sales  Distributors/Dealers
---------------------------  ---------------  ------------  --------------------
Agriculture-Row Crop                              XX                XX
Animal Feed Ingredient              XX            XX                XX
Lawn/Garden/Home Improvement                      XX                XX
Bioremediation                                    XX                XX
International                       XX                              XX

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

Foreign  Operations
-------------------

     In November 1998, we entered into a letter of intent for the purpose of establishing a joint venture to promote and sell our products into the European Union of Countries. On November 12, 1998, we formed a new entity named Humatech, Ltd., of which we own a 45% interest, with the remaining interest owned by European-based investors. We conduct business with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties. Sales to Humatech, Ltd. accounted for 15% of our sales last year.

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

                                                                          PRICES
      FISCAL YEAR   PERIOD                                             HIGH     LOW
      -------------------------------------------------------------------------------

      2001          First Quarter (May 1, 2000 - July 31, 2000) . .    3.00     1.50
                    Second Quarter (Aug 1, 2000 - Oct 31, 2000) . .    2.00     0.41
                    Third Quarter (Nov 1, 2000 - Jan 31, 2001). . .    0.78     0.38
                    Fourth Quarter (Feb 1, 2001 - April 31, 2001)      0.56     0.36

      2000          First Quarter (May 1, 1999 - July 31, 1999) . .    5.13     0.16
                    Second Quarter (Aug 1, 1999 - Oct 31, 1999) . .    4.69     1.44
                    Third Quarter (Nov 1, 1999 - Jan 31, 2000). . .    4.06     1.81 (1)
                    Fourth Quarter (Feb 1, 2000 - April 31, 2000)      3.13     1.00

      2002          First Quarter (May 1, 2001 - July 31, 2001) . .    0.90     0.36

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2001 AS COMPARED TO THE YEAR ENDED APRIL 30, 2000.

     During the year ended April 30, 2001, the Company reported net revenues of $175,805, as compared to $244,493 for the year ended April 30, 2000, a decrease of approximately 28 %. Of the $175,805 in net revenues for the year ended April 30, 2001, $154,685 (88%) were from domestic sources, while $21,120 (12%) were from sales to Humatech, Ltd., a related party joint venture in the United Kingdom. As of April 30, 2001, and for the year then ended, the Company conducts business with this foreign entity under equal terms and conditions to those of domestic sales to unrelated third parties. Foreign sales remained relatively constant from 2000 to 2001, decreasing from $37,079 to $21,120.

     For the year ended April 30, 2001, the Company had cost of sales equal to $225,164, or 128% of net revenues, as compared to $90,145, or 36.8% of net revenues, for the year ended April 30, 2000. This increase in cost of sales as a percentage of net revenues is due primarily to loss of operating efficiencies associated with a lower level of sales.

     Gross profit was equal to a loss of $49,359, or 28% of net revenues, for the year ended April 30, 2001, as compared to $154,348, or 63% of net revenues, for the year ended April 30, 2000. As discussed above, this decrease in gross profit as a percentage of net revenues is due primarily to decreased operating efficiencies associated with a lower level of sales.

     During the year ended April 30, 2001, the Company incurred operating expenses of $958,371, resulting in an operating and net loss of $1,007,730, as compared with operating expenses and operating and net loss of $723,239 and $568,891, respectively, for the year ended April 30, 2000.

     Of the $958,371 in operating expenses for the year ended April 30, 2001, the Company recorded $465,317 in other operating expenses as compared to $256,266 for the year ended April 30, 2000. Of the $465,317 in other operating expenses, $164,550 was consulting expense, $107,237 was for payroll and professional fees, $65,786 was advertising expense, $34,500 was for trans-portation expense, $24,206 was for insurance expense, and the remainder was telephone, royalty, rent, postage and printing, and other miscellaneous items. Interest expense decreased from $60,742 for the year ended April 30, 2000 to $55,393 for the year ended April 30, 2001. Commissions and other sales and marketing expenses increased from $48,291 for the year ended April 30, 2000 to $67,729 for the year ended April 30, 2001.

     As a result of the above, the Company incurred a net loss for the year ended April 30, 2001 of $998,330 as compared to $568,891 for the year ended April 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the year ended April 30, 2001, cash used in operating activities was equal to $340,711, as compared to $446,113 for the year ended April 30, 2000.

     Cash flows provided by financing activities were $310,063 for the year ended April 30, 2001, as compared to $515,411 for the year ended April 30, 2000. This decrease of $205,348, or nearly 40%, was a result of an increase in proceeds from sale of common stock from zero to $216,696, and a decrease in proceeds from loans payable to affiliates from $599,250 to $180,000. In this regard, the Company elected to sell common stock to cover expenses and decrease the amount of money borrowed from affiliates.

     At April 30, 2001, the Company reported total current assets of $268,323, as compared to $303,690 for the year ended April 30, 2000. At April 30, 2001, cash was equal to $311, as compared to $26,810 for April 30, 2000, accounts receivable - trade was equal to $71,527, as compared to $91,129 at April 30, 2000, and inventories were equal to $196,485, as compared to $185,751 at April 30, 2000. The decrease in cash and accounts receivable - trade offset a slight increase in inventories, resulting in the net decrease in current assets.

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

     Total  assets  at  April  30,  2001  were $529,271 as compared to $569,159.

     Total current liabilities increased from $1,094,324 at April 30, 2000 to $1,432,927 at April 30, 2001. This increase was due primarily to an increase in amounts due to officers from $854,357 to $1,042,980 and an increase in accounts payable from $80,275 to $165,962.

     Total liabilities decreased from $2,150,420 at April 30, 2000 to $1,877,940 at April 30, 2001.

     As a result of the above total stockholders equity went from a deficit of $1,581,261 at April 30, 2000 to a deficit of $1,348,669 at April 30, 2001.
While stockholders' equity - common stock, increased from $123,157 to $1,354,079 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $1,704,418 to $2,702,748.

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

Directors  and  Executive  Officers
-----------------------------------

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

               Name                Age     Position
     -------------------------    -----    ------------------------

     David G. Williams             52      President  and  Director
     John D. "J.D." Rottweiler     56      Chief Financial Officer

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

     JOHN D. ROTTWEILER, EXECUTIVE VICE PRESIDENT/CHIEF FINANCIAL OFFICER/ SECRETARY/DIRECTOR: Mr. Rottweiler has over 25 years of experience providing extensive management and operational consulting in the planning, organizing, and directing of businesses in several industries. Served as officer and director of both private and public companies in the finance, insurance, real estate, and manufacturing industries. Owner and founder of investment banking business that provided capital financing, as principal and agent, for private and public ventures. He is graduate from the University of Utah with a Bachelor of Science in Management, Bachelor of Science in Marketing, and Masters of Business Administration.

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

     The Company also utilizes a Management Advisory Group, which consults with the Company's Board of Directors for product development, technical and business operation issues on an as-needed basis. The members of this group are as follows:

------
TECHNICAL  ADVISORY  BOARD:
---------------------------

     Dr. Robert E. Pettit, Member Technical Advisory Board: Emeritus Associate Professor, Texas A&M University, Associate Professor of Plant Pathology,
Department of Plant Pathology & Microbiology, and International Agriculture Consultant. Dr. Pettit has held the position of Director of Research and Product Development, International Humates, Co. Professional experience in-cludes numerous years of developing and teaching graduate and undergraduate courses in the areas of "Diseases of Field Crops", "Bacterial Plant Diseases", "Diseases of Fruits, Vegetables, and Ornamental" and "Plant Pathogenic Fungi". In the academic area Dr. Petitt was responsible for numerous research and development and grant projects concerning the "Diseases of Peanut" "Mycotoxins and Microflora Damage in Pecans" and Mycotoxins of Corn and Other Feed Grains." As an educator and consultant his profession has taken him to over 20 different foreign countries, and allowed him to publish in excess of 100 articles and abstracts in references journals, and several books throughout the world.

     Esper K. Chandler, Member Technical Advisory Board: Independent Agri-cultural Consultant & Fanner. Mr. Chandler has over 30 years experience as owner of Texas Plant and Soil Lab., Inc., an agriculture testing and consulting service, owner and operator of family cattle and row crop farm operations, and held executive position in Pennzoil-United American Plant Food Corporation, Occidental Petroleum Corporation and National Plant Food Institute.

     Jack A. Moreman, Member Technical Advisor Board: Executive Vice President, BIO AG Technology with responsibilities involving the management of oil field and agriculture BioRemediation projects for the company. Previous experience include Professor at Clarendon College for 20 years, General Manager of JA Land Co., which included managing 400,000 acres of farm and grazing business and Assistant Director of Ranch Programs at Texas Christian University.

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

     Dr. John D. McGlone, Ph.D. Dr. McGlone is a Professor and Director, Pork Industry Institute Department of Animal Science and Food Technology YAM a joint appointment in the Department of Cell Biology & Anatomy at Texas Tech University and Health Sciences Center. He received his Bachelor of Science and Masters degrees From Washington State University. Dr. McGlone attended and received his Ph.D. from the University of Illinois. He is the author of numerous scientific and technical articles and publications in prestigious journals and contributed to many books.

     Dr. Helen P. Stebbens, Ph.D. Nutritionist Dr. Stebbens studied at the University of Aberdeen in the field of Animal Science. After completing curriculum with honors, Dr. Stebbens attended the world-renowned University of Edinburgh and was awarded her PhD. As a consultant for the animal feed industry she has gained over 10 years of experience throughout the United Kingdom. Before founding HRS Animal Nutrition Consultancy in 1998, Dr Stebbens developed her career in the U.K. with industry professionals such as Trident Feeds, Crina UK Limited and Dalgety Agriculture. Her accomplishments have granted acclimates in the private and public sector.

     Mike Baker: Management Consultant at Porcine Services in Suffolk, England. Mr. Baker studied at Harper Adams Agricultural College and developed his career in commercial management before moving to the prestigious Stotfold Development Unit, a research facility owned by the Meat & Livestock Commission. As the manager of Stotfold, Mr. Baker was responsible for the operation of numerous commercial and in-house research and development projects. He also developed new management strategies for feeding sows, piglets and deprived piglets. Mr. Baker is a regular contributor to the press and a frequent speaker at conferences and seminars. Mr. Baker owns and operates the only privately-owned independent trails unit in the United Kingdom where he has conducted contract trails for clients such as SCA, Tucks Foods, Quality Equipment Park Tonks, LTD, Vistavet, HumaTech and two European companies.

     Matt Sutton-Vermeulen: Mr. Vermeulen is President of Vector Marketing, a consulting firm to major firms in the animal feed industry. He brings over fifteen years of consulting experience in corporate strategic and tactical planning in product development, market evaluation, price analysis, distribution management and competitive market analysis. Graduated from the University of Nebraska with Bachelor of Science in Animal Science.

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

     David G. Williams, the Company's President, has filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). Mr. Williams' Form 3 reflects 4,473,334 shares currently held by him.

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

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended April 30, 2001, the Board of Directors met on a weekly basis. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     There  are  no  committees  of  the  Board  of  Directors.

ITEM  10  -  EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors
-----------------------------------

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

Summary  Compensation  Table
----------------------------

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

                                              SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                     -----------------------------------------   -------------------------------------------------
                                                                         AWARDS                   PAYOUTS
                                                                 -----------------------    ----------------------
                                                                              SECURITIES
                                                                 RESTRICTED   UNDERLYING
                                                  OTHER ANNUAL     STOCK       OPTIONS/      LTIP      ALL OTHER
NAME/TITLE                 YEAR    SALARY/BONUS   COMPENSATION     AWARDS        SARS       PAYOUTS   COMPENSATION

David G. Williams
President                  2001     $ 175,000         -0-           -0-          -0-          -0-       $1,940 (1)
                           2000        (3)            N/A           N/A          N/A          N/A       $1,568 (1)
                           1999     $ 170,833         N/A           N/A          N/A          N/A       $4,938
                                    $ 146,333
John D. Rottweiler
Secretary and CFO.         2001     $ 125,000         -0-           -0-          -0-          -0-       $  -0-
                           2000        (3)            N/A           N/A          N/A          N/A       $  -0- (2)
                           1999     $ 120,833         N/A           N/A          N/A          N/A       $  -0-
                                    $  96,667


(1) Represents payments received pursuant to a royalty agreement. Mr. Williams also receives certain payments pursuant to contractual agreements for various equipment leases.

(2) Mr. Rottweiler is also a creditor to the Company through an approximate $7,270 note payable to The JDR Trust.

(3)     Amounts  accrued  but  not  paid  during  the  fiscal  year.

Director  Compensation
----------------------

     The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company does not pay the expenses of all of its directors in attending board meetings. Further, none of the Management Advisory Board members receive any compensation for their service.


                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (NDIVIDUAL GRANTS)


                           NUMBER OF SECURITIES   PERCENT OF TOTAL
                           UNDERLYING             OPTIONS/SARS
                           OPTIONS/SARS           GRANTED TO EMPLOYEES  EXERCISE OF BASE PRICE
NAME                       GRANTED (#)            IN FISCAL YEAR                         ($/SH)  EXPIRATION DATE
-------------------------  ---------------------  --------------------  -----------------------  ---------------

David G. Williams. . . .                     -0-                    --                       --               --
-------------------------  ---------------------  --------------------  -----------------------  ---------------

John D. Rottweiler . . .                     -0-                    --                       --               --
-------------------------  ---------------------  --------------------  -----------------------  ---------------

                        AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FY-END OPTION/SAR VALUES

                                                                               VALUE OF UNEXERCISED
                          SHARES                  NUMBER OF UNEXERCISED            IN-THE-MONEY
                         ACQUIRED                 SECURITIES UNDERLYING            OPTION/SARS
                            ON        VALUE      OPTIONS/SARS AT FY-END             AT FY-END
                         EXERCISE    REALIZED             (#)                          ($)
NAME                       (#)         ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE

David G.  Williams . . .   -0-         -0-                -0-                           --
John D.  Rottweiler. . .   -0-         -0-                -0-                           --


ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of August 7, 2001, certain information with respect to the Company=s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company=s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

    Name and Address                    Shares owned   Percentage owned
--------------------------------------  -------------  -----------------
David G. Williams. . . . . . . . . . .  4,107,455 (1)             39.54%
1718 Fry Road, Suite 450
Houston TX 77084

John D. Rottweiler . . . . . . . . . .  1,555,986 (2)             14.97%
1718 Fry Road, Suite 450
Houston TX 77084

Bradford A. Musil & T. Bryan Fujimoto
4779 W. Tyson Street
Chandler AZ 85226. . . . . . . . . . .    738,100 (3)              7.10%

All officers and directors as a group,
including affiliates . . . . . . . . .     5,664,241              54.51%


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

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

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

     As of April 30, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                  2001               2000
                               ----------          --------

     Officer  compensation     $1,042,980          $854,357
     Royalty  fees                      -                 -
                               ----------          --------
                               $1,042,980          $854,357
                               ==========          ========

Future  amounts  due  under  the  employment  agreements  are  as  follows:

      Year  ending
       April  30,      Amount
     ------------      ------

         2002          $300,000
         2003           300,000
         2004            50,000
                      ---------
        Totals         $650,000
                       ========

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

INDEX TO FINANCIAL STATEMENTS

                                 HUMATECH, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                      F-2

RESTATED  FINANCIAL  STATEMENTS

     Balance  Sheets
          as  of  April  30,  2001  and  2000                                F-3

     Statements  of  Operations  and  Comprehensive  Loss
          for  the  years  ended  April  30,  2001  and  2000                F-4

     Statement  of  Changes  in  Stockholders'  Equity
          for  the  years  ended  April  30,  2001  and  2000                F-5

     Statements  of  Cash  Flows
          for  the  years  ended  April  30,  2001  and  2000                F-6

     Notes  to  Financial  Statements                                        F-7

S. W. HATFIELD, CPA
certified public accountants

Member:  Texas Society of Certified Public Accountants
         Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Humatech, Inc.

We have audited the accompanying restated balance sheets of Humatech, Inc. (an Illinois corporation) as of April 30, 2001 and 2000 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations and has significant short-term debt that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on August 8, 2001. Subsequent to the date of our Report, Management of the Company, during December 2002, discovered that the criteria for a "bill and hold" transaction recorded in January 2000 required retroactive restatement. This situation necessitated modifications to the presentation and valuation of previously reported trans-actions related to revenue recognition and costs of goods sold. Accordingly, we withdraw our opinion dated August 8, 2001. No reliance should be placed on our opinion dated August 8, 2001.


/s/ S. W. Hatfield, CPA
--------------------------------
S. W. HATFIELD, CPA
Dallas, Texas
February 4, 2003

                                   HUMATECH, INC.
                             BALANCE SHEETS - RESTATED
                              April 30, 2001 and 2000

                                                                   2001          2000
                                                            ------------  ------------
                                    ASSETS
                                    ------
CURRENT ASSETS
  Cash on hand and in bank . . . . . . . . . . . . . . . .  $       311   $    26,810
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $-0- and $-0-, respectively . . . . . . . . . . . .       71,527        91,129
  Inventories. . . . . . . . . . . . . . . . . . . . . . .      196,485       185,751
                                                            ------------  ------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .      268,323       303,690
                                                            ------------  ------------

PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment . . . . . . . . . . . . . . . .      204,932       252,758
  Manufacturing and processing equipment . . . . . . . . .      223,127       168,119
  Office furniture and fixtures. . . . . . . . . . . . . .       19,012        19,012
                                                            ------------  ------------
                                                                447,071       439,889
  Accumulated depreciation . . . . . . . . . . . . . . . .     (188,224)     (174,815)
                                                            ------------  ------------
    NET PROPERTY AND EQUIPMENT . . . . . . . . . . . . . .      258,847       265,074
                                                            ------------  ------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .        2,101           395
                                                            ------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $   529,271   $   569,159
                                                            ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Notes payable to banks and finance companies . . . . . .  $    65,443   $     4,500
  Customer deposits. . . . . . . . . . . . . . . . . . . .      118,682         8,800
  Accounts payable - trade . . . . . . . . . . . . . . . .      165,962        80,275
  Accrued interest payable . . . . . . . . . . . . . . . .            -        66,392
  Deferred revenue . . . . . . . . . . . . . . . . . . . .       39,860             -
  Due to officers. . . . . . . . . . . . . . . . . . . . .    1,042,980       854,357
                                                            ------------  ------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .    1,432,927     1,094,324
                                                            ------------  ------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities . . .      115,013       133,769
  Notes and commitments payable to affiliates. . . . . . .      330,000       922,327
                                                            ------------  ------------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .    1,877,940     2,150,420
                                                            ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized
    10,390,593 and 8,455,114 shares issued and outstanding    1,354,079       123,157
  Accumulated deficit. . . . . . . . . . . . . . . . . . .   (2,702,748)   (1,704,418)
                                                            ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .   (1,348,669)   (1,581,261)
                                                            ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $   529,271   $   569,159
                                                            ============  ============

The accompanying notes are an integral part of these financial statements.


                                   HUMATECH, INC.
             STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                        Years ended April 30, 2001 and 2000

                                                                    2001         2000
                                                             ------------  -----------
REVENUES
  Sales, net of discounts, returns and allowances
    of $42,522 and $2,291, respectively
      Domestic. . . . . . . . . . . . . . . . . . . . . . .  $   154,685   $  207,414
      Related Party
        Foreign, principally United Kingdom . . . . . . . .       21,120       37,079
                                                             ------------  -----------
    NET REVENUES. . . . . . . . . . . . . . . . . . . . . .      175,805      244,493
                                                             ------------  -----------

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . .      225,164       90,145
                                                             ------------  -----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . .      (49,359)     154,348
                                                             ------------  -----------

OPERATING EXPENSES
  Research and development expenses . . . . . . . . . . . .        9,634       14,450
  Commissions and other sales and marketing expenses. . . .       67,729       48,291
  Officer compensation. . . . . . . . . . . . . . . . . . .      300,000      300,000
  Other operating expenses. . . . . . . . . . . . . . . . .      465,317      256,266
  Interest expense. . . . . . . . . . . . . . . . . . . . .       55,393       60,742
  Depreciation expense. . . . . . . . . . . . . . . . . . .       60,298       43,490
                                                             ------------  -----------
    TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . . .      958,371      723,239
                                                             ------------  -----------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .   (1,007,730)    (568,891)

OTHER INCOME (EXPENSE)
  Gain on disposal of fixed assets. . . . . . . . . . . . .        9,400            -
                                                             ------------  -----------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .     (998,330)    (568,891)

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . .            -            -
                                                             ------------  -----------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . .     (998,330)    (568,891)

OTHER COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . .            -            -
                                                             ------------  -----------

COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . . .  $  (998,330)  $ (568,891)
                                                             ============  ===========

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted. . . . . . . . . . . .  $     (0.10)  $    (0.07)
                                                             ============  ===========

Weighted-average number of shares
  of common stock outstanding . . . . . . . . . . . . . . .    9,566,414    8,455,114
                                                             ============  ===========

The accompanying notes are an integral part of these financial statements.


                                       HUMATECH, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
                            Years ended April 30, 2001 and 2000

                                                 Common Stock                Accumulated
                                          --------------------------  --------------------------
                                             Shares        Amount        deficit       Total
                                          ------------  ------------  ------------  ------------

BALANCES AT MAY 1, 1999 . . . . . . . . .    8,455,114  $    123,157  $(1,135,527)  $(1,012,370)

Net loss for the year . . . . . . . . . .            -             -     (568,891)     (568,891)
                                          ------------  ------------  ------------  ------------

BALANCES AT APRIL 30, 2000. . . . . . . .    8,455,114       123,127   (1,704,418)   (1,581,291)

Issuance of common stock for
  Cash. . . . . . . . . . . . . . . . . .      355,353       216,696            -       216,696
  Services and fees . . . . . . . . . . .      134,000       146,750            -       146,750
  Retirement of related party debt. . . .    1,446,126       867,476            -             -

Net loss for the year . . . . . . . . . .            -             -     (998,330)     (998,330)
                                          ------------  ------------  ------------  ------------

BALANCES AT APRIL 30, 2001. . . . . . . .   10,390,593  $  1,354,079  $(2,702,748)  $(1,348,669)
                                          ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.



                                   HUMATECH, INC.
                        STATEMENTS OF CASH FLOWS - RESTATED
                        Years ended April 30, 2001 and 2000

                                                                   2001           2000
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . . . .  $   (998,330)  $   (568,891)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation. . . . . . . . . . . . . . . . . . . .        60,298         43,490
      Amortization. . . . . . . . . . . . . . . . . . . .            94              -
      Bad debt expense. . . . . . . . . . . . . . . . . .         6,477              -
      Gain on disposal of fixed assets. . . . . . . . . .        (9,400)             -
      Common stock issued for payment of consulting fees.       146,750              -
      Common stock issued for payment of accrued interest        29,144              -
      (Increase) Decrease in
        Accounts receivable - trade . . . . . . . . . . .        13,125        (86,508)
        Inventory . . . . . . . . . . . . . . . . . . . .       (10,734)       (96,432)
        Deposits and other. . . . . . . . . . . . . . . .        (1,800)           (35)
      Increase (Decrease) in
        Accounts payable - trade. . . . . . . . . . . . .        85,687         (4,676)
        Accrued interest payable. . . . . . . . . . . . .          (387)        44,042
        Due to officers . . . . . . . . . . . . . . . . .       188,623        224,597
        Deferred revenues . . . . . . . . . . . . . . . .        39,860              -
        Customer deposits . . . . . . . . . . . . . . . .       109,882         (1,700)
                                                           -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES . .      (340,711)      (446,113)
                                                           -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of property and equipment . .         9,400              -
  Purchase of property and equipment. . . . . . . . . . .        (5,251)       (42,488)
                                                           -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . .         4,149        (42,488)
                                                           -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft . . . . . . . . .             -         (1,819)
  Proceeds from sale of common stock. . . . . . . . . . .       216,696              -
  Proceeds from loans payable to affiliates . . . . . . .       180,000        599,250
  Principal payments on loans payable . . . . . . . . . .       (86,633)       (82,020)
                                                           -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES . .       310,063        515,411
                                                           -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .       (26,499)        26,810
Cash and cash equivalents at beginning of year. . . . . .        26,810              -
                                                           -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . .  $        311   $     26,810
                                                           =============  =============

SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
Interest paid for the period. . . . . . . . . . . . . . .  $     26,313   $     16,700
                                                           =============  =============
Income taxes paid for the period. . . . . . . . . . . . .  $          -   $          -
                                                           =============  =============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of property and equipment
      with debt from banks and related parties. . . . . .  $     48,820   $    158,935
                                                           =============  =============
    Retirement of related party debt with the issuance
      of common stock (Principal-$      ;
      Interest-$           ). . . . . . . . . . . . . . .  $    867,476   $          -
                                                           =============  =============

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  C  -  GOING  CONCERN  UNCERTAINTY  -  CONTINUED

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

                                          Year ended    Year ended
                                           April 30,     April 30,      Cumulative
                                             2001          2000      effect of changes
                                         ------------  ------------  -------------------

Net Loss, as previously reported. . . .  $  (975,450)  $  (329,650)
Effect of the correction of an error
  Recalculation of recognized revenue .      (20,000)     (277,640)  $         (297,640)
  Recalculation of cost of goods sold .       (2,880)       38,400               35,520
                                         ------------  ------------  -------------------
    Total effect of changes on
      Loss from Operations and Net Loss      (22,880)     (239,240)  $         (262,120)
                                         ------------  ------------  ===================

Net Loss, as restated . . . . . . . . .  $  (998,330)  $  (568,891)
                                         ============  ============

                                 HUMATECH, INC.

                                    RESTATED


NOTE  D  -  CORRECTION  OF  AN  ERROR  -  CONTINUED

                                          Year ended    Year ended
                                           April 30,     April 30,      Cumulative
                                             2001          2000      effect of changes
                                         ------------  ------------  -------------------
Earnings per share, as previously
  reported. . . . . . . . . . . . . . .  $     (0.10)  $     (0.04)
Total effect of changes . . . . . . . .         0.00         (0.03)
                                         ------------  ------------

Earnings per share, as restated . . . .  $     (0.10)  $     (0.07)
                                         ============  ============


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



                (Remainder of this page left blank intentionally)

                                 HUMATECH, INC.

                                    RESTATED


NOTE  G  -  FIXED  ASSETS

During Fiscal 2000, all equipment being financed under related party leases were refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                                  2001       2000
                                              ---------  ---------
      Vehicles
        Related party. . . . . . . . . . . .  $ 29,480   $ 29,480
      Manufacturing and processing equipment
        Unrelated. . . . . . . . . . . . . .    68,511     19,691
        Related party. . . . . . . . . . . .         -          -
                                              ---------  ---------
                                                97,991     49,171
      Accumulated depreciation . . . . . . .   (42,554)   (31,994)
                                              ---------  ---------

                                              $ 55,437   $ 17,177
                                              =========  =========


NOTE  H  -  INVENTORY

Inventory  consists  of  the following at April 30, 2001 and 2000, respectively:

                                                  2001       2000
                                              ---------  ---------

        Raw materials. . . . . . . . . . . .  $153,390   $126,762
        Work-in-process. . . . . . . . . . .         -     14,673
        Finished goods . . . . . . . . . . .    43,095     44,316
                                              ---------  ---------

        Totals . . . . . . . . . . . . . . .  $196,485   $185,751
                                              ========   ========


NOTE  I  -  NOTES  PAYABLE  TO  BANKS  AND  FINANCE  COMPANIES

                                                                         2001      2000
                                                                     --------  --------
64,820 installment note payable to a bank.  Interest
  at the Wall Street Journal Prime Rate plus 2.5%
  (10.00% at April 30, 2001).  Payable in monthly
  installments of approximately $2,123, including
  accrued interest.  Final payment due in July 2001.
  Collateralized by all inventory, accounts receivable,
  equipment and intangibles and the personal guaranty
  of the Company's President and controlling
  shareholder . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,777   $30,760

26,849 installment note payable to an automotive finance
  company.  Interest at 12.99%.  Payable in monthly
  installments of approximately $611, including accrued
  interest.  Final payment due in October 2002.
  Collateralized by transportation equipment. . . . . . . . . . . .    12,261    17,766

                                 HUMATECH, INC.

                                    RESTATED


NOTE  I  -  NOTES  PAYABLE  TO  BANKS  AND  FINANCE  COMPANIES  -  CONTINUED

                                                                         2001      2000
                                                                     --------  --------
9,577 installment note payable to an equipment leasing
  company.  Interest at 8.86%.  Payable in monthly installments of approximately $437, including accrued interest.  Final
  payment due in March 2001.  Collateralized by
  manufacturing equipment.. . . . . . . . . . . . . . . . . . . . .         -     4,808

8,000 installment note payable to an equipment leasing
  company.  Interest at 10.86%.  Payable in monthly
  installments of approximately $373, including accrued
  interest.  Final payment due in October 2001.
  Collateralized by manufacturing equipment.. . . . . . . . . . . .     3,459     6,711

48,820 installment note payable to an equipment leasing
  company.  Interest at 10.00%.  Payable in monthly
  installments of approximately $1,053, including accrued
  interest.  Final payment due in January 2005.  Collateralized
  by manufacturing equipment. . . . . . . . . . . . . . . . . . . .    40,081         -

37,768 installment note payable to a bank.  Interest
  at 9.75%.  Payable in monthly installments of
  approximately $625, including accrued interest.
  Final payment due in September 2006.  Collateralized
  by transportation equipment.. . . . . . . . . . . . . . . . . . .    31,346    35,649

29,480 installment note payable to a bank.  Interest at 12.74%.
  Payable in monthly installments of approximately $800,
  including accrued interest.  Final payment due in May 2002.
  Collateralized by transportation equipment. . . . . . . . . . . .     9,546    15,989

32,521 installment note payable to a bank.  Interest at 9.25%.
  Payable in monthly installments of approximately $682,
  including accrued interest.  Final payment due in November
  2004.  Collateralized by transportation equipment . . . . . . . .    25,341    30,867

66450 installment note payable to a bank.  Interest at 10.50%.
  Payable in monthly installments of approximately $1,707,
  including accrued interest.  Final payment due in January 2004.
  Collateralized by transportation equipment and manufacturing
  equipment.. . . . . . . . . . . . . . . . . . . . . . . . . . . .    48,731    64,798

14,195 installment note payable to a bank.  Interest at 12.50%.
  Payable in monthly installments of approximately $669, including accrued interest.  Final payment due in September 2001.
  Collateralized by manufacturing equipment.. . . . . . . . . . . .     3,914    10,921
                                                                     --------  --------

Total notes payable to banks and finance companies. . . . . . . . .  $180,456  $218,269

                                 HUMATECH, INC.

                                    RESTATED


NOTE  I  -  NOTES  PAYABLE  TO  BANKS  AND  FINANCE  COMPANIES  -  CONTINUED

                                                                         2001       2000
                                                                     --------   --------

Total notes payable to banks and finance companies  . . . . . . . .  $180,456   $218,269
  Less current maturities . . . . . . . . . . . . . . . . . . . . .   (65,443)   (84,500)
                                                                     ---------  ---------

    Long-term portion . . . . . . . . . . . . . . . . . . . . . . .  $115,003   $133,769
                                                                     =========  =========

Future  maturities  of  long-term  debt  are  as  follows:

                  Year ending
                  April 30      Amount
                  ------------  ------

                      2002      $ 65,443
                      2003        45,937
                      2004        38,768
                      2005        20,561
                      2006         6,844
                      2007         2,903
                                --------
                     Totals     $180,456
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


NOTE  J  -  LONG-TERM  NOTES  AND  COMMITMENTS  PAYABLE  TO  AFFILIATES

                                                                 2001      2000
                                                             --------  --------
554,450 term note payable to two individuals related
  to the Company's Executive Vice President and
  Chief Financial Officer.  Interest at 9.0%.  Principal
   and accrued interest due at maturity in July 2002.
  Unsecured.  Principal and accrued interest were
  retired on September 2000 with the issuance of
  1,007,030 shares of unregistered, restricted
  common stock. . . . . . . . . . . . . . . . . . . . . . .  $      -  $554,450

217,877 term note payable to a corporation affiliated
  with the Company's Executive Vice President and
  Chief Financial Officer.  Interest at 9.0%.  Principal
  and accrued interest due at maturity in July 2004.
  Unsecured.  Principal and accrued interest were
  retired on September 2000 with the issuance of
  439,096 shares of unregistered, restricted
  common stock. . . . . . . . . . . . . . . . . . . . . . .  $      -  $217,877

                                 HUMATECH, INC.

                                    RESTATED


NOTE  J  -  LONG-TERM  NOTES  AND  COMMITMENTS PAYABLE TO AFFILIATES - CONTINUED

                                                                 2001      2000
                                                             --------  --------

 Agreement of Product Development and Funding between
  the Company and a shareholder.  Repayment at a rate
  of 6.0% of gross sales of equipment to be developed
  with the funding received under this agreement.  Total
  agreed repayment will be $450,000.  As of April 30, 2001
  and subsequent thereto, the Company has not completed
  the development of the product and, accordingly, has no
  gross sales of the underlying product.. . . . . . . . . .   330,000   150,000
                                                             --------  --------

Total long-term notes and commitments payable to affiliates  $330,000  $922,327
                                                             ========  ========


NOTE  K  -  DUE  TO  OFFICERS

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

As of April 30, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                           2001      2000
                                     ----------  --------
        Officer compensation . . . . $1,042,980  $854,357
        Royalty fees . . . . . . . .          -         -
                                     ----------  --------

                                     $1,042,980  $854,357
                                     ==========  ========


                                 HUMATECH, INC.

                                    RESTATED


NOTE  K  -  DUE  TO  OFFICERS  -  CONTINUED

Future  amounts  due  under  the  employment  agreements  are  as  follows:

                  Year ending
                    April 30,       Amount
                  ------------  ------------

                      2002      $   300,000
                      2003          300,000
                      2004           50,000
                                -----------
                     Totals     $   650,000
                                ===========


NOTE  L  -  INCOME  TAXES

The components of income tax (benefit) expense for the years ended April 30, 2001 and 2000, respectively, are as follows:

                          2001          2000
                  ------------  ------------
      Federal:
        Current.  $          -  $          -
        Deferred             -             -
                  ------------  ------------
                             -             -
                  ------------  ------------
      State:
        Current.             -             -
        Deferred             -             -
                  ------------  ------------
                             -             -
                  ------------  ------------

      Total. . .  $          -  $          -
                  ============  ============


As of April 30, 2001, the Company has a net operating loss carryforward of approximately $2,700,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended April 30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    2001             2000
                                                          ---------------  ---------------

    Statutory rate applied to earnings (loss)
      before income taxes. . . . . . . . . . . . . . . .  $     (339,000)  $     (193,000)

    Increase (decrease) in income taxes resulting from:
      State income taxes. . . . . . . . . . . . . . . .               -                -
      Other including reserve for deferred tax asset . .         339,000          193,000
                                                          ---------------  ---------------

      Income tax expense . . . . . . . . . . . . . . . .  $            -   $            -
                                                          ===============  ===============

                                 HUMATECH, INC.

                                    RESTATED


NOTE  L  -  INCOME  TAXES  -  CONTINUED

The deferred current tax asset on the April 30, 2001 and 2000, respectively, balance sheet consists of the following:

                                                                    2001             2000
                                                          ---------------  ---------------

    Current deferred tax asset . . . . . . . . . . . . .  $      564,000   $      237,000
      Reserve. . . . . . . . . . . . . . . . . . . . . .        (564,000)        (237,200)
                                                          ---------------  ---------------

      Net current tax asset. . . . . . . . . . . . . . .  $            -   $            -
                                                          ===============  ===============


The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the year ended April 30, 2001 and 2000, the reserve for the deferred current tax asset increased by approximately 327,000 and $92,000, respectively.


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

                                 HUMATECH, INC.

                                    RESTATED


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

The  following  table  summarizes  all  options  granted  during  Fiscal  2001:

                    Options  Options    Options     Options      Exercise price
                    granted  exercised  terminated  outstanding  per share
                    -------  ---------  ----------  -----------  ---------------
Financing options.  281,241          -           -      281,241  $  0.40 - $0.60
Consulting options  200,000          -           -      200,000  $          1.25
                    -------  ---------  ----------  -----------

  Totals . . . . .  481,241          -           -      481,241
                    =======  =========  ==========  ===========

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


                (Remainder of this page left blank intentionally)

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

In August 2001, the Company completed negotiations to sell an aggregate 1,375,000 shares of restricted, unregistered common stock, representing approxi-mately 13.23% of the issued and outstanding common stock as of April 30, 2001, for total proceeds of $550,000 cash to an unrelated third party under a private placement letter utilizing an exemption from registration under the applicable Securities laws. As of August 8, 2001, the Company has received total proceeds of approximately $125,000 under this agreement and is scheduled to receive $425,000 by the close of business on August 10, 2001.

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