Form 10QSB/A
period 2001-07-31
HUMATECH INC
filed 2003-02-24
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                 SECOND AMENDED
                                  FORM 10-QSB/A


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
              ----      ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.   Yes   X    No     .
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

ITEM  1          Legal  Proceedings

ITEM  2          Changes  in  Securities  and  Use  of  Proceeds

ITEM  3          Defaults  Upon  Senior  Securities

ITEM  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

ITEM  5          Other  Information

ITEM  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended July 31, 2001, and was originally filed with the Commission on September 12, 2001, and amended on September 20, 2001. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1    FINANCIAL  STATEMENTS

ITEM  1  -  PART  1  -  FINANCIAL  STATEMENTS

                                 HUMATECH, INC.
                            BALANCE SHEETS - RESTATED
                             July 31, 2001 and 2000

                                  (UNAUDITED)

                                             July 31, 2001    July 31, 2000
                                            ---------------  ---------------
                              ASSETS
                              ------
CURRENT ASSETS
  Cash on hand and in bank                  $            -   $        1,500
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $19,913 and $-0-, respectively               30,817          146,824
  Inventories                                      192,945          208,868
                                            ---------------  ---------------

    TOTAL CURRENT ASSETS                           223,762          357,192
                                            ---------------  ---------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment                         207,432          252,758
  Manufacturing and processing equipment           223,113          183,644
  Office furniture and fixtures                     19,012           19,012
                                            ---------------  ---------------
                                                   449,557          455,414
  Accumulated depreciation                        (202,039)        (189,475)
                                            ---------------  ---------------

    NET PROPERTY AND EQUIPMENT                     247,518          265,939
                                            ---------------  ---------------


OTHER ASSETS                                         2,007              395
                                            ---------------  ---------------

TOTAL ASSETS                                $      473,287   $      623,526
                                            ===============  ===============

                                  - CONTINUED -



   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
                      BALANCE SHEETS - RESTATED - CONTINUED
                             July 31, 2001 and 2000

                                  (UNAUDITED)
                                                     July 31, 2001    July 31, 2000
                                                    ---------------  ---------------
                    LIABILITIES AND STOCKHOLERS' EQUITY
                    -----------------------------------
CURRENT LIABILITIES
  Cash overdraft                                    $        9,758   $       43,306
  Current maturities of long-term debt                      65,443           84,500
  Customer deposits                                        118,682           47,982
  Accounts payable - trade                                 126,438          118,649
  Accrued interest payable                                       -           83,837
  Deferred revenue                                          39,860                -
  Due to officers                                        1,055,265          900,638
                                                    ---------------  ---------------

    TOTAL CURRENT LIABILITIES                            1,415,446        1,278,912
                                                    ---------------  ---------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities        93,411          114,370
  Notes and commitments payable to affiliates              330,000          922,327
                                                    ---------------  ---------------

    TOTAL LIABILITIES                                    1,838,857        2,315,609
                                                    ---------------  ---------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized
    11,102,593 and 8,482,892 issued and outstanding      1,713,829          148,157
  Accumulated deficit                                   (3,079,399)      (1,840,240)
                                                    ---------------  ---------------

    TOTAL STOCKHOLDERS' EQUITY                          (1,365,570)      (1,692,083)
                                                    ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      473,287   $      623,526
                                                    ===============  ===============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
          STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - RESTATED
                    Three months ended July 31, 2001 and 2000

                                  (UNAUDITED)
                                                      Three months     Three months
                                                          ended            ended
                                                      July 31, 2001    July 31, 2000
                                                     ---------------  ---------------
REVENUES
  Sales, net of discounts, returns and allowances
      Domestic                                       $       62,072   $       87,860
      Related Party
        Foreign, principally United Kingdom                       -                -
                                                     ---------------  ---------------
    NET REVENUES                                             62,072           87,860
                                                     ---------------  ---------------

COST OF SALES                                                55,770           28,390
                                                     ---------------  ---------------

GROSS PROFIT                                                  6,302           59,470
                                                     ---------------  ---------------

OPERATING EXPENSES
  Research and development expenses                           7,604            2,500
  Commissions and other sales and marketing expenses          7,013           12,579
  Officer compensation                                       67,709           75,000
  Other operating expenses                                  282,072           70,482
  Interest expense                                            4,741           20,071
  Depreciation expense                                       13,814           14,660
                                                     ---------------  ---------------
    TOTAL OPERATING EXPENSES                                382,953          195,292
                                                     ---------------  ---------------

LOSS FROM OPERATIONS                                       (376,651)        (135,822)

OTHER INCOME (EXPENSE)                                            -                -
                                                     ---------------  ---------------

LOSS BEFORE INCOME TAXES                                   (376,651)        (135,822)

PROVISION FOR INCOME TAXES                                        -                -
                                                     ---------------  ---------------

NET LOSS                                                   (376,651)        (135,822)

OTHER COMPREHENSIVE INCOME                                        -                -
                                                     ---------------  ---------------

COMPREHENSIVE INCOME                                 $     (376,651)  $     (135,822)
                                                     ===============  ===============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted                 $        (0.03)  $        (0.02)
                                                     ===============  ===============

Weighted-average number of shares
  of common stock outstanding                            10,773,109        8,466,889
                                                     ===============  ===============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
                      STATEMENTS OF CASH FLOWS - RESTATED
                    Three months ended July 31, 2001 and 2000

                                  (UNAUDITED)

                                                            Three months     Three months
                                                                ended            ended
                                                            July 31, 2001    July 31, 2000
                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                  $     (376,651)  $     (135,822)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                13,908           14,660
      Bad Debt expense                                             20,000                -
      Consulting and legal fees paid with common stock            204,750                -
      (Increase) Decrease in
        Accounts receivable - trade                                20,710          (55,695)
        Inventory                                                   3,540          (23,117)
      Increase (Decrease) in
        Accounts payable - trade                                  (39,524)          38,374
        Accrued interest payable                                                    17,445
        Due to officers                                            12,285           46,281
        Customer deposits                                               -           39,182
                                                           ---------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES            (140,982)         (58,692)
                                                           ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (2,485)         (15,525)
                                                           ---------------  ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES                            (2,485)         (15,525)
                                                           ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft                             9,758           43,306
  Proceeds from loans payable to affiliates                             -                -
  Principal payments on loans payable                             (21,602)         (19,399)
  Proceeds from issuance of common stock                          155,000           25,000
                                                           ---------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES             143,156           48,907
                                                           ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (311)         (25,310)

Cash and cash equivalents at beginning of year                        311           26,810
                                                           ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $            -   $        1,500
                                                           ===============  ===============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                             $        4,741   $        2,626
                                                           ===============  ===============
  Income taxes paid for the period                         $            -   $            -
                                                           ===============  ===============



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

                                         Year ended    Year ended
                                         April 30,     April 30,        Cumulative
                                            2001          2000       effect of changes
                                        ------------  ------------  -------------------

Net Loss, as previously reported        $  (975,450)  $  (329,650)
Effect of the correction of an error
  Recalculation of recognized revenue       (20,000)     (277,640)  $         (297,640)
  Recalculation of cost of goods sold        (2,880)       38,400               35,520
                                       ------------  ------------  --------------------
    Total effect of changes on
      Loss from Operations and Net Loss     (22,880)     (239,240)  $         (262,120)
                                        ------------  ------------  ===================

Net Loss, as restated                   $  (998,330)  $  (568,891)
                                        ============  ============

                                 HUMATECH, INC.

                                    RESTATED


NOTE D - CORRECTION OF AN ERROR - CONTINUED

                                            Year ended    Year ended
                                             April 30,      April 30,      Cumulative
                                                2001          2000      effect of changes
                                            ------------  ------------  -----------------

Earnings per share, as previously reported  $     (0.10)  $     (0.04)
Total effect of changes                            0.00         (0.03)
                                            ------------  ------------

Earnings per share, as restated             $     (0.10)  $     (0.07)
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



                (Remainder of this page left blank intenionally)

                                 HUMATECH, INC.

                                    RESTATED


NOTE G - FIXED ASSETS

During Fiscal 2000, all equipment being financed under related party leases was refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                              July 31, 2001    July 31, 2000
                                             ---------------  ---------------
     Vehicles
       Related party                         $       29,480   $       29,480
     Manufacturing and processing equipment
       Unrelated                                     68,511           19,691
       Related party                                      -                -
                                             ---------------  ---------------
                                                     97,991           49,171
     Accumulated depreciation                       (44,855)         (34,329)
                                             ---------------  ---------------

                                             $       53,136   $       14,842
                                             ===============  ===============


NOTE H - DUE TO OFFICERS

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

As of July 31, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                     July 31, 2001   July 31, 2000
                                     --------------  --------------
     Officer compensation            $    1,055,265  $    1,083,000
     Royalty fees                                 -               -
                                     --------------  --------------

                                     $    1,055,265  $    1,083,000
                                     ==============  ==============

                                 HUMATECH, INC.

                                    RESTATED


NOTE H - DUE TO OFFICERS - CONTINUED

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
                                                        ==========


NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the three months ended July 31, 2001 and 2000, respectively, are as follows:

                                        July 31, 2001   July 31, 2000
                                        --------------  --------------
     Federal:
       Current                          $            -  $            -
       Deferred                                      -               -
                                        --------------  --------------
                                                     -               -
                                        --------------  --------------
     State:
       Current                                       -               -
       Deferred                                      -               -
                                        --------------  --------------
                                                     -               -
                                        --------------  --------------

     Total                              $            -  $            -
                                        ==============  ==============

As of April 30, 2001, the Company has a net operating loss carryforward of approximately $2,107,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the three months ended July 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        July 31, 2001    July 31, 2000
                                                       ---------------  ---------------
  Statutory rate applied to earnings
    (loss) before income taxes                         $      (58,446)  $      (46,180)

  Increase (decrease) in income taxes resulting from:
    State income taxes                                              -                -
    Other including reserve for deferred tax asset             58,446           46,180
                                                       ---------------  ---------------

    Income tax expense                                 $            -   $            -
                                                       ===============  ===============

                                 HUMATECH, INC.

                                    RESTATED


NOTE I - INCOME TAXES - CONTINUED

The deferred current tax asset on the July 31, 2001 and 2000 balance sheets, respectively, consists of the following:

                                            July 31, 2001    July 31, 2001
                                           ---------------  ---------------

     Current deferred tax asset            $      716,000   $      384,200
       Reserve                                   (716,000)        (384,200)
                                           ---------------  ---------------

       Net current tax asset               $            -   $            -
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


NOTE  J  -  COMMON  STOCK  TRANSACTIONS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE J - COMMON STOCK TRANSACTIONS - CONTINUED

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


NOTE  K  -  STOCK  WARRANTS

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


NOTE  L  -  STOCK  OPTIONS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  L  -  STOCK  OPTIONS  -  CONTINUED

The following table summarizes all options granted during Fiscal 2001:

                    Options   Options    Options      Options    Exercise price
                    granted  exercised  terminated  outstanding     per share
                    -------  ---------  ----------  -----------  ---------------
Financing options   281,241          -           -      281,241  $  0.40 - $0.60
Consulting options  200,000          -           -      200,000  $          1.25
                    -------  ---------  ----------  -----------

    Totals          481,241          -           -      481,241
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

     The Company had losses of $376,651 for the three-month period ended July 31, 2001. Management continues to be of the opinion that continued marketplace education about the Company's products, foreign demand for the Company's animal feed supplement products and current marketing efforts directed toward retail market consumption will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

RESULTS  OF  OPERATIONS

     During the first quarter of the fiscal year 2001 (the period ended July 31, 2001) as compared to the first quarter of fiscal year 2000 (the period ended July 31, 2000), the Company experienced net revenues of $62,072 and $87,860, respectively. These revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the quarters ended July 31, 2001 and 2000 were $55,770 (representing 89.8% of sales) and $28,390 (representing 32.3% of sales), respectively. This increase in cost of sales as a percentage of net revenues is due primarily to loss of operating efficiencies associated with a lower level of sales.

     The Company incurred total operating expenses totaling $382,953 and $195,292, respectively, for the quarters ended July 31, 2001 and 2000. The largest items in this category are officers compensation ($67,709 and $75,000, respectively), which is subject to long-term employment agreements, and other operating expenses ($282,072 and $70,482, respectively). Of the $282,072 in other operating expenses for the six months ended July 31, 2001, $204,750 was a non-cash charge to operations for the issuance of approximately 325,000 shares of common stock to consultants and the Company's legal counsel, as reflected in Other operating expenses, and the balance was miscellaneous other expenses.

     Overall, the Company incurred a net operating loss of $(376,651) and $(135,822) during the quarters ended July 31, 2001 and 2000, respectively, for a net loss per share of $(0.03) and $(0.02) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2001, the Company had no cash, accounts receivable of $30,817, and inventories of $192,945. This compares to cash of $1,500, accounts receivable of $146,824, and inventories of $208,868 as of July 31, 2000. This decrease in current assets from $357,192 to $223,762 is attributable mainly to the decrease in accounts receivable as a result of the decrease in sales in all markets.

     Cash flows provided by financing activities were $143,156 for the quarter ended July 31, 2001, as compared to $48,907 for the quarter ended July 31, 2000. This increase of $94,249, or nearly 300%, was a result of an increase in proceeds from sale of common stock from $25,000 to $155,000, and a reduction in the increase in cash overdraft from $43,306 to $9,758. In this regard, the Company elected to sell common stock to cover expenses.

     The Company's current liabilities increased from $1,278,912 at July 31, 2000 to $1,415,446 at July 31, 2001, primarily due to an increase in customer deposits, trade payables, and amounts owed to officers. Total liabilities decreased, however, from $2,315,609 at July 31, 2000 to $1,838,857 at July 31, 2001, and notes and commitments payable to affiliates decreased from $922,327 to $330,000.

     As a result of the above total stockholders equity went from a deficit of $1,692,083 at July 31, 2000 to a deficit of $1,365,570 at July 31, 2001. While stockholders' equity - common stock, increased from $148,157 to $1,713,829 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $1,840,240 at July 31, 2000 to $3,079,399 at July 31, 2001. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

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
     *10.2   Warrant  Agreement  dated  September  2001.

* These exhibits were filed in a Form 8-K dated October 18, 2001, filed with the Commission on October 22, 2001.

     (b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 20, 2003                    /s/  David  G.  Williams
                                             -----------------------------------
                                             By:   David G. Williams
                                             Its:  President, Director, and
                                                   Chief Executive Officer




Dated:  February 20, 2003                    /s/  John  D.  Rottweiler
                                             -----------------------------------
                                             By:   John D. Rottweiler
                                             Its:  Vice President, Director, and
                                                   Chief Financial Officer

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

Dated:  February 20, 2003

                                           /s/  David  G.  Williams
                                           ---------------------------------
                                           David  G.  Williams
                                           Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

       I John D. Rottweiler, Chief Financial Officer of the registrant, certify that:

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

Dated:  February 20, 2003

                                           /s/  John  D.  Rottweiler
                                           ------------------------------------
                                           John  D.  Rottweiler
                                           Chief  Financial  Officer