Form 10QSB/A
period 2001-10-31
HUMATECH INC
filed 2003-02-24
CIK 1100976

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

ITEM 1          Legal Proceedings

ITEM 2          Changes in Securities and Use of Proceeds

ITEM 3          Defaults Upon Senior Securities

ITEM 4          Submission of Matters to a Vote of Security Holders

ITEM 5          Other Information

ITEM 6          Exhibits and Reports on Form 8-K

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended October 31, 2001, and was originally filed with the Commission on December 19, 2001. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM  1     FINANCIAL  STATEMENTS

PART 1 - ITEM 1 - FINANCIAL STATEMENTS

                                 HUMATECH, INC.
                            BALANCE SHEETS - RESTATED
                            October 31, 2001 and 2000

                                  (UNAUDITED)


                                             October 31,    October 31,
                                                2001           2000
                                            -------------  -------------
                         ASSETS
                         ------
CURRENT ASSETS
  Cash on hand and in bank                  $     67,387   $     47,865
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $38,061 and $-0-, respectively             29,713         88,346
  Inventories                                    195,345        220,735
                                            -------------  -------------

      TOTAL CURRENT ASSETS                       292,445        356,946
                                            -------------  -------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment                       217,133        252,758
  Manufacturing and processing equipment         227,333        189,009
  Office furniture and fixtures                   19,012         19,012
                                            -------------  -------------
                                                 463,478        460,779
  Accumulated depreciation                      (206,689)      (205,026)
                                            -------------  -------------

    NET PROPERTY AND EQUIPMENT                   256,789        255,753
                                            -------------  -------------


OTHER ASSETS                                       1,914            695
                                            -------------  -------------


TOTAL ASSETS                                $    551,148   $    613,394
                                            =============  =============


                                  - CONTINUED -



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  HUMATECH, INC.
                       BALANCE SHEETS - RESTATED - CONTINUED
                             October 31, 2001 and 2000

                                    (UNAUDITED)


                                                       October 31,    October 31,
                                                          2001           2000
                                                      -------------  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Notes payable to banks and finance companies        $          -   $     14,000
  Current maturities of long-term debt                      65,443         84,500
  Customer deposits                                         57,882        121,682
  Accounts payable - trade                                 130,283        105,878
  Due to officers                                        1,066,812        925,030
                                                      -------------  -------------

    TOTAL CURRENT LIABILITIES                            1,320,420      1,251,090
                                                      -------------  -------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities        85,641         82,123
  Notes and commitments payable to affiliates              330,000        150,000
                                                      -------------  -------------

  TOTAL LIABILITIES                                      1,736,061      1,483,213
                                                      -------------  -------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized.
    13,136,093 and 10,100,518 issued and outstanding     2,489,829      1,154,633
  Accumulated deficit                                   (3,694,742)    (2,024,452)
                                                      -------------  -------------

    TOTAL STOCKHOLDERS' EQUITY                          (1,184,913)      (869,819)
                                                      -------------  -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    551,148   $    762,632
                                                      =============  =============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                             HUMATECH, INC.
                       STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                          Six and Three months ended October 31, 2001 and 2000

                                               (UNAUDITED)

                                             Six months     Six months     Three months    Three months
                                                ended          ended          ended           ended
                                             October 31,    October 31,    October 31,     October 31,
                                                2001           2000            2001            2000
                                            -------------  -------------  --------------  --------------
REVENUES
  Sales, net of discounts,
    returns and allowances
      Domestic                              $    168,501   $    150,468   $     106,429   $      62,608
      Related Party
        Foreign - United Kingdom                       -         21,120               -          21,120
                                            -------------  -------------  --------------  --------------
    NET REVENUES                                 168,501        171,588         106,429          83,728
COST OF SALES                                    124,071         51,408          68,301          23,018
                                            -------------  -------------  --------------  --------------

GROSS PROFIT                                      44,430        120,180          38,128          60,620
                                            -------------  -------------  --------------  --------------

OPERATING EXPENSES
  Research and development expenses               18,556          8,050          10,952           5,550
  Commissions and selling expenses                27,606         38,378          20,593          25,799
  Officer compensation                           142,709        142,707          75,000          67,707
  Other operating expenses                       790,549        183,535         508,477         113,053
  Interest expense                                 6,923         37,333           2,182          17,262
  Depreciation expense                            30,081         30,211          16,267          15,551
                                            -------------  -------------  --------------  --------------
    TOTAL OPERATING EXPENSES                   1,016,424        440,214         633,471         244,922
                                            -------------  -------------  --------------  --------------

LOSS FROM OPERATIONS                            (971,994)      (320,034)       (595,343)       (184,302)

OTHER INCOME (EXPENSE)                                 -              -               -               -
                                            -------------  -------------  --------------  --------------

LOSS BEFORE INCOME TAXES                        (971,994)      (320,034)       (595,343)       (184,302)

PROVISION FOR INCOME TAXES                             -              -               -               -
                                            -------------  -------------  --------------  --------------

NET LOSS                                        (971,994)      (320,034)       (595,343)       (184,302)

OTHER COMPREHENSIVE INCOME                             -              -               -               -
                                            -------------  -------------  --------------  --------------

COMPREHENSIVE LOSS                          $   (991,994)  $   (320,034)  $    (595,343)  $    (184,302)
                                            =============  =============  ==============  ==============

Net loss per weighted-average share
  of common stock outstanding, calculated
  on Net Loss - basic and fully diluted     $      (0.09)  $      (0.04)  $       (0.05)  $       (0.02)
                                            =============  =============  ==============  ==============
Weighted-average number of shares
  of common stock outstanding                 11,457,229      8,792,881      12,142,028       9,115,853
                                            =============  =============  ==============  ==============



      The financial information presented herein has been prepared by management without audit by independent certified public accountants.
      The accompanying notes are an integral part of these financial statements.

                                      HUMATECH, INC.
                          STATEMENTS OF CASH FLOWS - RESTATED
                       Six months ended October 31, 2001 and 2000

                                      (UNAUDITED)

                                                            Six months     Six months
                                                               ended          ended
                                                            October 31,    October 31,
                                                               2001           2000
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                  $   (971,994)  $   (320,034)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                              30,081         30,211
        Accrued interest converted to common stock                  187         29,145
        Bad Debt expense                                         40,000              -
        Consulting and legal fees paid with common stock        204,750         44,000
        (Increase) Decrease in
          Accounts receivable - trade                             1,814          2,783
          Inventory                                               1,140        (34,984)
          Other assets                                                -           (300)
        Increase (Decrease) in
          Accounts payable - trade                              (35,679)        25,215
          Due to officers                                        23,832         70,673
          Deferred revenues                                     (60,800)             -
          Customer deposits                                     (39,860)       112,882
                                                           -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES          (806,529)       (40,409)
                                                           -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (28,023)       (20,890)
                                                           -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES                         (28,023)       (20,890)
                                                           -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable to affiliates                           -              -
  Principal payments on loans payable                           (29,372)       (37,646)
  Proceeds from issuance of common stock                        931,000        120,000
                                                           -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES           901,628         82,354
                                                           -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 67,076         21,055
Cash and cash equivalents at beginning of year                      311         26,810
                                                           -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $     67,387   $     47,865
                                                           =============  =============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
    Interest paid for the period                           $      6,736   $      8,576
                                                           =============  =============
    Income taxes paid for the period                       $          -   $          -
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

                                       Year ended    Year ended
                                       April 30,     April 30,        Cumulative
                                          2001          2000       effect of changes
                                      ------------  ------------  -------------------
Net Loss, as previously reported      $  (975,450)  $  (329,650)
Effect of the correction of an error
  Recalculation of recognized revenue     (20,000)     (277,640)  $         (297,640)
  Recalculation of cost of goods sold      (2,880)       38,400               35,520
                                      ------------  ------------  -------------------
   Total effect of changes on
    Loss from Operations and Net Loss     (22,880)     (239,240)  $         (262,120)
                                      ------------  ------------  ===================

Net Loss, as restated                 $  (998,330)  $  (568,891)
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

As of October 31, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:

                                        October 31,  October 31,
                                           2001          2000
                                        -----------  ------------

         Officer compensation           $ 1,066,812  $    925,030
         Royalty fees                             -             -
                                        -----------  ------------

                                        $ 1,066,812  $    925,030
                                        ===========  ============

Future amounts due under the employment agreements are as follows:

         Year ending
          April 30,              Amount
         ------------           --------

         2002                   $300,000
         2003                    300,000
         2004                     50,000
                                --------

         Totals                 $650,000
                                ========

                                 HUMATECH, INC.

                                    RESTATED


NOTE  H  -  INCOME  TAXES

The components of income tax (benefit) expense for the six months ended October 31, 2001 and 2000, respectively, are as follows:

                               October 31,   October 31,
                                   2001          2000
                               ------------  ------------

          Federal:
            Current            $          -  $          -
            Deferred                      -             -
                               ------------  ------------
                                          -             -
                               ------------  ------------
          State:
            Current                       -             -
            Deferred                      -             -
                               ------------  ------------
                                          -             -
                               ------------  ------------

          Total                $          -  $          -
                               ============  ============

As of October 31, 2001, the Company has a net operating loss carryforward of approximately $2,107,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the six months ended October 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 October 31,      October 31,
                                                                    2001             2000
                                                               ---------------  ---------------
Statutory rate applied to earnings (loss) before income taxes  $     (330,000)  $     (109,000)

Increase (decrease) in income taxes resulting from:
    State income taxes                                                      -                -
    Other including reserve for deferred tax asset                    330,000          109,000
                                                               ---------------  ---------------

  Income tax expense                                           $            -   $            -
                                                               ===============  ===============

The deferred current tax asset on the October 31, 2001 and 2000 balance sheets, respectively, consists of the following:

                                                                 October 31,      October 31,
                                                                    2001             2000
                                                               ---------------  ---------------

Current deferred tax asset                                     $      887,000   $      439,000
  Reserve                                                            (887,000)        (439,000)
                                                               ---------------  ---------------

  Net current tax asset                                        $            -   $            -
                                                               ===============  ===============

                                 HUMATECH, INC.

                                    RESTATED


NOTE H - INCOME TAXES - CONTINUED

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


NOTE I - COMMON STOCK TRANSACTIONS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

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


NOTE  J  -  STOCK  WARRANTS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE K - STOCK OPTIONS

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

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0%.


NOTE  L  -  COMMITMENTS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  L  -  COMMITMENTS

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

     The Company had losses of $595,343 for the three-month period ended October 31, 2001, and $971,994 for the six-month period ended October 31, 2001. Management continues to be of the opinion that continued marketplace education about the Company's products, foreign demand for the Company's animal feed supplement products and current marketing efforts directed toward retail market consumption will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

RESULTS OF OPERATIONS

     During the first six months of fiscal year 2002 (period ended October 31, 2001) as compared to the first six months of fiscal year 2001 (period ended October 31, 2000), the Company experienced net revenues of $168,501 and $171,588, respectively. Included in the fiscal year 2001 year-to-date revenues were approximately $21,120 in revenues derived from foreign sources that were not available to the Company during the same period of Fiscal 2002 due to environmental and disease problems in the United Kingdom and on the European continent. All fiscal year 2002 revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the six months ended October 31, 2001 and 2000 were $124,071 (representing 73.6% of sales) and $51,408 (representing 29.9% of sales). The increase in cost of sales is directly related to increases in packaging and shipping costs in preparing the Company's products in container sizes compatible with the retail consumer lawn-and-garden marketplace. Management anticipates similar cost of sales levels in future periods as the Company's penetration into the consumer retail market grows and stabilizes as a component of the Company's business.

     The Company incurred total operating expenses totaling $1,016,424 and $440,204, respectively, for the six months ended October 31, 2001 and 2000. The largest items in this category are officers compensation ($142,709 and $142,707, respectively), which is subject to long-term employment agreements, sales and marketing expenses ($27,606 and $38,378, respectively), depreciation expense ($30,081 and $30,211, respectively), and other operating expenses ($790,549 and $183,535, respectively). Of the $790,549 in other operating expenses for the six months ended October 31, 2001, $55,777 was payroll expense, $25,527 was transportation expense, $14,094 was insurance expense, $535,750 was a non-cash charge to operations related to various issuances of the Company's common stock to employees and consultants, and the balance was miscellaneous other expenses. Management has engaged a series of manufacturer's representatives to support the Company in its consumer retail marketplace penetration. Commissions will increase proportionally in future periods based on the success of the Company's products in the consumer retail market.

     Overall, the Company incurred a net operating loss of $(971,994) and $(320,034) during the six months ended October 31, 2001 and 2000, respectively, for a net loss per share of $(0.09) and $(0.04) per share, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 31, 2001, the Company had cash of $67,387, accounts receivable of $29,713, and inventories of $195,345. This compares to cash of $47,865, accounts receivable of $88,346, and inventories of $220,735 as of October 31, 2000. This decrease in current assets from $356,946 to $292,445 is attributable mainly to the decrease in accounts receivable as a result of the decrease in sales in all markets.

     Cash flows provided by financing activities were $901,628 for the six months ended October 31, 2001, as compared to $82,354 for the six months ended October 31, 2000. This increase of $819,274 was a result of an increase in proceeds from sale of common stock from $120,000 to $931,000. In this regard, the Company converted $867,476 in notes payable and accrued interest into stock, and elected to sell common stock to cover expenses.

     The Company's current liabilities increased from $1,251,090 at October 31, 2000 to $1,320,420 at October 31, 2001, primarily due to an increase in trade payables and amounts owed to officers. Total liabilities increased from $1,483,213 at October 31, 2000 to $1,736,061 at October 31, 2001.

     As a result of the above total stockholders equity went from a deficit of $869,819 at October 31, 2000 to a deficit of $1,184,913 at October 31, 2001.
While stockholders' equity - common stock, increased from $1,154,633 to $2,489,829 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $2,024,452 at October 31, 2000 to $3,694,742 at October 31, 2001. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

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

ITEM 6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     23.1     Consent  of  Independent  Certified  Public  Accountants

(b)  Reports  on  Form  8-K

     On October 22, 2001, the Company filed a Current Report on Form 8-K for the purpose of filing two exhibits supporting the private placement of securities in August 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HUMATECH, INC.



Dated: February 20, 2003                    /s/ David G. Williams
                                           ----------------------------------
                                           By:  David G. Williams
                                           Its: President, Director, and
                                                Chief Executive Officer



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

Dated:  February 20, 2003

                                                  /s/ John D. Rottweiler
                                                  -----------------------------
                                                  John D. Rottweiler
                                                  Chief Financial Officer