Form 10QSB/A
period 2002-01-31
HUMATECH INC
filed 2003-02-24
CIK 1100976

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

ITEM 1          Legal Proceedings

ITEM 2          Changes in Securities and Use of Proceeds

ITEM 3          Defaults Upon Senior Securities

ITEM 4          Submission of Matters to a Vote of Security Holders

ITEM 5          Other Information

ITEM 6          Exhibits and Reports on Form 8-K

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended January 31, 2002, and was originally filed with the Commission on March 15, 2002. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

PART 1     FINANCIAL STATEMENTS

PART 1 - ITEM 1 - FINANCIAL STATEMENTS

                                 HUMATECH, INC.
                            BALANCE SHEETS - RESTATED
                            January 31, 2002 and 2001

                                  (UNAUDITED)

                                                              January 31,    January 31,
                                                                 2002           2001
                                                             -------------  -------------
                                 ASSETS
                                 ------
CURRENT ASSETS
  Cash on hand and in bank                                   $    219,533   $     14,094
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $10,061 and $-0-, respectively        19,420         86,194
  Inventories                                                     230,685        233,958
                                                             -------------  -------------
    TOTAL CURRENT ASSETS                                          459,577        334,246
                                                             -------------  -------------

PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment                                        253,824        252,758
  Manufacturing and processing equipment                          231,553        192,349
  Office furniture and fixtures                                    19,012         19,012
                                                             -------------  -------------
                                                                  504,389        464,119
  Accumulated depreciation                                       (222,956)      (220,979)
                                                             -------------  -------------
    NET PROPERTY AND EQUIPMENT                                    281,433        243,140
                                                             -------------  -------------

OTHER ASSETS                                                        1,820            695
                                                             -------------  -------------

TOTAL ASSETS                                                 $    742,830   $    578,081
                                                             =============  =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES
  Notes payable to banks and finance companies               $          -   $    158,425
  Current maturities of long-term debt                             65,443              -
  Customer deposits                                                47,817        128,682
  Accounts payable - trade                                         63,692        117,488
  Due to officers                                               1,086,641        934,760
                                                             -------------  -------------
    TOTAL CURRENT LIABILITIES                                   1,263,593      1,339,355
                                                             -------------  -------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities              110,382              -
  Notes and commitments payable to affiliates                     330,000        330,000
                                                             -------------  -------------
    TOTAL LIABILITIES                                           1,703,975      1,669,355
                                                             -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized.
    14,721,593 and 10,150,518 issued and outstanding            3,579,379      1,184,633
  Accumulated deficit                                          (4,490,524)    (2,275,907)
                                                             -------------  -------------
                                                                 (911,145)    (1,091,274)
  Stock subscription receivable                                   (50,000)             -
                                                             -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY                                   (961,145)    (1,091,274)
                                                             -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    742,830   $    578,081
                                                             =============  =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                             HUMATECH, INC.
                       STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                          Nine and Three months ended January 31, 2002 and 2001

                                               (UNAUDITED)


                                             Nine months    Nine months    Three months    Three months
                                                ended          ended          ended           ended
                                             January 31,    January 31,    January 31,     January 31,
                                                2002           2001            2002            2001
                                            -------------  -------------  --------------  --------------
REVENUES
  Sales, net of discounts,
    returns and allowances
      Domestic                              $    173,262   $    154,830   $       4,761   $       4,362
      Related Party
        Foreign - United Kingdom                       -         21,120               -               -
                                            -------------  -------------  --------------  --------------
    NET REVENUES                                 173,262        175,950           4,761           4,362
COST OF SALES                                    137,254         82,849          13,183          31,441
                                            -------------  -------------  --------------  --------------

GROSS PROFIT                                      36,008         93,101          (8,422)        (27,079)
                                            -------------  -------------  --------------  --------------

OPERATING EXPENSES
  Research and development expenses               18,692          9,626             136           1,576
  Commissions and selling expenses                82,004         49,387          54,398          11,009
  Officer compensation                           225,595        203,124          82,886          60,417
  Other operating expenses                     1,338,428        281,295         547,882          97,760
  Interest expense                                23,167         74,994          16,241          37,661
  Depreciation expense                            46,348         46,164          16,267          15,953
  Compensation expense related to
    common stock issuances at less
    than "fair value" upon exercise
    of outstanding stock options                  89,550              -          89,550               -
                                            -------------  -------------  --------------  --------------
    TOTAL OPERATING EXPENSES                   1,823,784        664,590         807,360         224,376
                                            -------------  -------------  --------------  --------------

LOSS FROM OPERATIONS                          (1,787,776)      (571,489)       (815,782)       (251,455)

OTHER INCOME (EXPENSE)                                 -              -               -               -
                                            -------------  -------------  --------------  --------------

LOSS BEFORE INCOME TAXES                      (1,787,776)      (571,489)       (815,782)       (251,455)

PROVISION FOR INCOME TAXES                             -              -               -               -
                                            -------------  -------------  --------------  --------------

NET LOSS                                      (1,787,776)      (571,489)       (815,782)       (251,455)

OTHER COMPREHENSIVE INCOME                             -              -               -               -
                                            -------------  -------------  --------------  --------------

COMPREHENSIVE INCOME                        $ (1,787,776)  $   (571,489)  $    (815,782)  $    (251,455)
                                            =============  =============  ==============  ==============

Net loss per weighted-average share
  of common stock outstanding, calculated
  on Net Loss - basic and fully diluted     $      (0.14)  $      (0.06)  $       (0.06)  $       (0.03)
                                            =============  =============  ==============  ==============
Weighted-average number of shares
  of common stock outstanding                 12,437,368      8,792,881      14,196,647       9,115,853
                                            =============  =============  ==============  ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                          HUMATECH, INC.
                               STATEMENTS OF CASH FLOWS - RESTATED
                            Nine months ended January 31, 2002 and 2001

                                           (UNAUDITED)


                                                                         Nine months    Nine months
                                                                            ended          ended
                                                                         January 31,    January 31,
                                                                            2002           2001
                                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $ (1,787,776)  $   (571,489)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                           46,629         46,164
      Accrued interest converted to common stock                                   -         29,145
      Bad Debt expense                                                        12,000              -
      Consulting and legal fees paid with common stock                     1,050,750         44,000
      Compensation expense related to common stock
        issuances at less than "fair value" upon exercise
        of outstanding stock options                                          89,550              -
      (Increase) Decrease in
        Accounts receivable - trade                                           50,168          4,935
        Inventory                                                            (34,200)       (48,207)
        Other assets                                                               -           (300)
      Increase (Decrease) in
        Accounts payable - trade                                            (102,270)        36,825
        Due to officers                                                       43,661         80,403
        Deferred revenues                                                    (50,865)             -
        Customer deposits                                                    (39,860)       119,882
                                                                        -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (722,213)      (258,642)
                                                                        -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (38,934)       (24,230)
                                                                        -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                      (38,934)       (24,230)
                                                                        -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans payable to affiliates                                        -        180,000
  Principal payments on loans payable                                        (34,631)       (59,844)
  Proceeds from issuance of common stock                                   1,015,000        150,000
                                                                        -------------  -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                        980,369        270,156
                                                                        -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             219,222        (12,716)
Cash and cash equivalents at beginning of year                                   311         26,810
                                                                        -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $    219,533   $     14,094
                                                                        =============  =============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
    Interest paid for the period                                        $     22,886   $     46,237
                                                                        =============  =============
    Income taxes paid for the period                                    $          -   $          -
                                                                        =============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Transportation equipment acquired with long-term financing          $     30,000   $          -
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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended April 30, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

                          NOTES TO FINANCIAL STATEMENTS

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

                          NOTES TO FINANCIAL STATEMENTS

                                    RESTATED


NOTE D - CORRECTION OF AN ERROR - CONTINUED

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                             Year ended    Year ended
                                              April 30,     April 30,       Cumulative
                                                2001          2000      effect of changes
                                            ------------  ------------  -----------------
Net Loss, as previously reported            $  (975,450)  $  (329,650)
Effect of the correction of an error
  Recalculation of recognized revenue           (20,000)     (277,640)  $       (297,640)
  Recalculation of cost of goods sold            (2,880)       38,400             35,520
                                            ------------  ------------  -----------------
    Total effect of changes on
      Loss from Operations and Net Loss         (22,880)     (239,240)  $       (262,120)
                                            ------------  ------------  =================

Net Loss, as restated                       $  (998,330)  $  (568,891)
                                            ============  ============

                                             Year ended    Year ended
                                              April 30,     April 30,      Cumulative
                                                2001          2000      effect of changes
                                            ------------  ------------  -----------------

Earnings per share, as previously reported  $     (0.10)  $     (0.04)
Total effect of changes                            0.00         (0.03)
                                            ------------  ------------

Earnings per share, as restated             $     (0.10)  $     (0.07)
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

                                 HUMATECH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    RESTATED


NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - CONTINUED

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

                                 HUMATECH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    RESTATED


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE G - FIXED ASSETS

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                              January 31,    January 31,
                                                 2002           2001
                                             -------------  -------------
     Vehicles
       Related party                         $     29,480   $     29,480
     Manufacturing and processing equipment
       Unrelated entities                          68,511         68,511
                                             -------------  -------------
                                                   97,991         97,991
     Accumulated depreciation                     (49,456)       (38,999)
                                             -------------  -------------

                                             $     48,535   $     58,992
                                             =============  =============

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

As of January 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                             January 31,   January 31,
                                                2002          2001
                                            ------------  ------------
     Officer compensation                   $  1,086,641  $    934,760
     Royalty fees                                      -             -
                                            ------------  ------------

                                            $  1,086,641  $    934,760
                                            ============  ============

                                 HUMATECH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    RESTATED


NOTE H - DUE TO OFFICERS - CONTINUED

Future amounts due under the employment agreements are as follows:

             Year ending
               April 30,                       Amount
             -----------                    ------------
                 2002                       $    300,000
                 2003                            300,000
                 2004                             50,000
                                            ------------

                Totals                      $    650,000
                                            ============

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended January 31, 2002 and 2001, respectively, are as follows:

                               January 31,   January 31,
                                  2002          2001
                              ------------  ------------
   Federal:
     Current                  $          -  $          -
     Deferred                            -             -
                              ------------  ------------
                                         -             -
                              ------------  ------------
   State:
     Current                             -             -
     Deferred                            -             -
                              ------------  ------------
                                         -             -
                              ------------  ------------

   Total                      $          -  $          -
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

The Company's income tax expense for the six months ended January 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 January 31,     January 31,
                                                                    2002             2001
                                                               ---------------  --------------
Statutory rate applied to earnings (loss) before income taxes  $     (617,364)  $    (176,327)

Increase (decrease) in income taxes resulting from:
  State income taxes                                                        -               -
 Other including reserve for deferred tax asset                       617,364         176,327
                                                               ---------------  --------------

  Income tax expense                                           $            -   $           -
                                                               ===============  ==============

                                 HUMATECH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    RESTATED


NOTE I - INCOME TAXES - CONTINUED

The deferred current tax asset on the January 31, 2002 and 2001, respectively, consists of the following:

                                        January 31,      January 31,
                                           2002             2001
                                      ---------------  ---------------
     Current deferred tax asset       $      716,000   $      439,000
       Reserve                              (716,000)        (439,000)
                                      ---------------  ---------------

       Net current tax asset          $            -   $            -
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

                          NOTES TO FINANCIAL STATEMENTS

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

                                 HUMATECH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    RESTATED


NOTE J - COMMON STOCK TRANSACTIONS - CONTINUED

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

The following table summarizes all options granted through January 31, 2002:

                     Options    Options    Options      Options    Exercise price
                     granted   exercised  terminated  outstanding     per share
                    ---------  ---------  ----------  -----------  ---------------
Financing options     281,241          -           -      281,241  $  0.40 - $0.60
Consulting options  2,200,000    435,000           -    1,765,000  $  1.00 - $1.50
                    ---------  ---------  ----------  -----------
    Totals          2,481,241    435,000           -    2,046,241
                    =========  =========  ==========  ===========

                                 HUMATECH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    RESTATED


NOTE L - STOCK OPTIONS - CONTINUED

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

On February 1, 2002, the Company entered into a Research Agreement with Texas Tech University, a non-profit educational institution of the State of Texas, (Texas Tech) to investigate a natural, organic trace mineral supplement, using the Company's Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor.

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

     The Company had losses of $815,782 for the three-month period ended January 31, 2002, and $1,787,776 for the nine-month period ended January 31, 2002. Management continues to be of the opinion that continued marketplace education about the Company's products, foreign demand for the Company's animal feed supplement products and current marketing efforts directed toward retail market consumption will provide sufficient cash to support the Company's day-to-day liquidity requirements as well as retire outstanding debt and delinquent trade payables.

RESULTS  OF  OPERATIONS

     During the first nine months of fiscal year 2002 (period ended January 31, 2002) as compared to the first nine months of fiscal year 2001 (period ended January 31, 2001), the Company experienced net revenues of $173,262 and $175,950, respectively. Included in the fiscal year 2001 year-to-date revenues were $21,120 in revenues derived from foreign sources that were not available to the Company during the same period of Fiscal 2002 due to environmental and disease problems in the United Kingdom and on the European continent. All fiscal year 2002 revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the nine months ended January 31, 2002 and 2001 were $137,254 (representing 79.2% of sales) and $82,849 (representing 47.1% of sales). The increase in cost of sales is directly related to increases in packaging and shipping costs in preparing the Company's products in container sizes compatible with the retail consumer lawn-and-garden marketplace. Management anticipates similar cost of sales levels in future periods as the Company's penetration into the consumer retail market grows and stabilizes as a component of the Company's business.

     The Company incurred total operating expenses of $1,823,784 and $664,590, respectively, for the nine months ended January 31, 2002 and 2001. The largest items in this category are officers compensation ($225,595 and $203,124, respectively), which is subject to long-term employment agreements, sales and marketing expenses ($82,004 and $49,387, respectively), depreciation expense ($46,348 and $46,164, respectively), and other operating expenses ($1,338,428 and $281,295, respectively). Of the $1,338,428 in other operating expenses for the nine months ended January 31, 2002, $62,196 was payroll expense, $34,569 was transportation expense, $26,740 was insurance expense, approximately $1,000,000 was non-cash charges to operations related to various issuances of the Company's common stock to employees and consultants and a non-cash charge of approximately $90,000 for the difference between the exercise price of stock options and the "fair value" of the corresponding shares on the date of each respective transaction, and the balance was miscellaneous operating expenses. Management has engaged a series of manufacturer's representatives to support the Company in its consumer retail marketplace penetration. Commissions will increase proportionally in future periods based on the success of the Company's products in the consumer retail market.

     Overall, the Company incurred a net operating loss of approximately $(1,787,776) and $(571,489) during the first nine months ended January 31, 2002 and 2001, respectively, for a net loss per share of $(0.14) and $(0.06), respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At January 31, 2002, the Company had cash of $219,533, accounts receivable of $19,420, and inventories of $230,685. This compares to cash of $14,094, accounts receivable of $86,194, and inventories of $233,958 as of January 31, 2001. This increase in current assets from $334,246 to $459,577 is attributable mainly to the increase in cash received from the sale of common stock.

     Cash flows provided by financing activities were $980,369 for the nine months ended January 31, 2002, as compared to $270,156 for the nine months ended January 31, 2001. This increase of $710,213 was a result of an increase in proceeds from issuance of common stock from $150,000 to $1,015,000.

     The Company's current liabilities decreased from $1,339,355 at January 31, 2001 to $1,263,593 at January 31, 2002, primarily due to a decrease in note payable to banks and finance companies from $158,425 to zero, a reduction in customer deposits from $128,682 to $47,817, and a reduction in accounts payable
- trade from $117,488 to $63,692. Total liabilities increased from $1,669,355 at January 31, 2001 to $1,703,975 at January 31, 2002.

     As a result of the above total stockholders equity went from a deficit of $1,091,274 at January 31, 2001 to a deficit of $961,145 at January 31, 2002.
While stockholders' equity - common stock, increased from $1,184,633 to $3,579,379 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $2,275,907 at January 31, 2001 to $4,490,524 at January 31, 2002. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

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

ITEM 6      EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

      Exhibit 23.1     Consent of Independent Certified Public Accountants

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

Dated:  February 20, 2003

                                               /s/  David G. Williams
                                               --------------------------------
                                               David G. Williams
                                               Chief Executive Officer

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

Dated:  February 20, 2003

                                               /s/  John D. Rottweiler
                                               ---------------------------------
                                               John D. Rottweiler
                                               Chief Financial Officer