Form 10KSB/A
period 2002-04-30
HUMATECH INC
filed 2003-02-24
CIK 1100976

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

                     Transitional Small Business Disclosure
                               Format (check one):

                              Yes       No  X .
                                  ---      ---

                                 HUMATECH, INC.

                                TABLE OF CONTENTS
                                -----------------

                                     Part I

ITEM 1 -  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . .   2

ITEM 2 -  DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . .   9

ITEM 3 -  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .  10

                                    Part II

ITEM 5 -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 7 -  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . .  17

                                    Part III

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 10 - EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .  22

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  23

                                     PART I

EXPLANATORY  NOTE

     Humatech, Inc. has restated its Annual Report on Form 10-KSB. This Annual Report is for the year ended April 30, 2002, and was originally filed with the Commission on August 1, 2002. References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Annual Report.

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

                              Executive
Market Segments                 Sales    Direct Sales  Distributors/Dealers
---------------------------------------------------------------------------
Agriculture-Row Crop                           XX              XX
Animal Feed Ingredient           XX            XX              XX
Lawn/Garden/Home
Improvement                                    XX              XX
Bioremediation                                 XX              XX
International                    XX                            XX

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

       FISCAL YEAR                                 PRICES
          ENDED                               ----------------
        APRIL 30,                PERIOD        HIGH      LOW
     --------------          ---------------  -------  -------

     2001                    First Quarter    $  3.00  $  1.50
                             Second Quarter   $  2.00  $  0.41
                             Third Quarter    $  0.78  $  0.38
                             Fourth Quarter   $  0.56  $  0.36

     2002                    First Quarter    $  0.90  $  0.36
                             Second Quarter   $  0.90  $  0.36
                             Third Quarter    $  0.65  $  0.25
                             Fourth Quarter   $  1.46  $  0.90

     Close on July 24, 2002                   $  0.87  $  0.83

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

     Our critical accounting policy is the recording of sales, and related revenue recognition, on transactions with Humatech, Ltd., a foreign entity which became a related party subsequent to April 30, 2002, for products which have not yet been shipped. During January 2000 (our fiscal year ended April 30, 2000), the Company received orders from Humatech, Ltd., a related party, totaling approximately $350,000. Originally, the Company manufactured the ordered product, had billed for the product on a FOB-Houston, Texas basis, and were in the process of delivering our product to the Port of Houston, Texas for shipment and had shipped approximately $37,000 of the product to Humatech, Ltd. when the United Kingdom (UK) was unexpectedly struck during our fiscal year ended April 30, 2001 with a foot and mouth disease epidemic. This unforeseen and unanticipated biological epidemic caused Humatech, Ltd's end-user market demand for our product to be suspended. In order to preserve their manufactured product, Humatech, Ltd. requested, during Fiscal 2001, that the unshipped product be converted to a "bill and hold" status, and Humatech, Ltd. continued making sporadic, but periodic, cash payments on the billed but unshipped product. At the time of this request, Company management was of the opinion that the Company met all criteria for revenue recognition on "bill and hold" transactions, as established by the U.S. Securities and Exchange Commission. Although the orders and completed product still exist as of the date of this filing, the circumstances surrounding the rebuilding of animal herds in the UK has created a situation whereby Humatech, Ltd. cannot commit to a firm delivery schedule to continue to support the requirements for revenue recognition under a "bill and hold" transaction to Humatech, Ltd. Accordingly, the Company must retroactively restate the accompanying financial statements to recognize revenues from the various transactions with Humatech, Ltd. to an "as shipped" basis. Shipments have been made periodically throughout the three fiscal years in question, and management expects them to continue to be made in future periods.

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

4. RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2002 AS COMPARED TO THE YEAR ENDED APRIL 30, 2001.

     During the year ended April 30, 2002, the Company reported net revenues of $245,581 as compared to $175,805 for the year ended April 30, 2001, an increase of nearly 40%. All of the $245,581 in net revenues recognized for the year ended April 30, 2002 were from domestic sources and the Company had no foreign sales during Fiscal 2002. Of the $175,805 in Fiscal 2001 recognized revenues, $21,120 (12%) were from sales to Humatech, Ltd., a United Kingdom entity which became a related party subsequent to April 30, 2002. The Company has conducted all business transactions with Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties.

     During Fiscal 2002, the Company strengthened its marketing efforts for its lawn and garden products with the engagement of outside independent sales representatives. This not only contributed to the increase in sales for Fiscal 2002; but also, increased the selling expenses of the Company, principally through higher commissions.

     Sales to Humatech, Ltd. decreased from $37,079 during the year ended April 30, 2000 to $21,120 during the year ended April 30, 2001. There were no sales to Humatech, Ltd. during the year ended April 30, 2002. These changes in sales volume were directly attributable to the economic effects of the unpredictable and catastrophic epidemic of foot and mouth disease in the United Kingdom in 2001. See Critical Accounting Issues above.

     For the year ended April 30, 2002, the Company incurred cost of sales of $195,582 (79.6% of net revenues) as compared to $225,164 (128% of net revenues) for the year ended April 30, 2001. The decrease in costs as a percentage of revenues is attributable to improved operating efficiencies at higher sales volumes.

     Of the $195,582 in cost of sales expenses for the year ended April 30, 2002, approximately $33,000 was related to direct material cost, approximately $76,000 in manufacturing labor, approximately $19,000 in transportation costs and approximately $36,000 in warehouse rent.

     Of the approximately $225,164 in cost of sales expenses for the year ended April 30, 2001, approximately $33,000 was related to direct material costs, approximately $49,000 in manufacturing labor, approximately $9,300 in transportation costs and approximately $35,000 in warehouse rent.

     Gross profit was $49,999 (20% of net revenues) for the year ended April 30, 2002 as compared to $(49,359) for the year ended April 30, 2001. As discussed above, this increase in gross profit as a percentage of net revenues is due primarily to increased operating efficiencies associated with a higher sales volumes and levels.

     During the year ended April 30, 2002, the Company incurred total operating expenses of $2,153,891, resulting in a loss from operations of $2,103,892, as compared to total operating expenses of $958,371 for the year ended April 30, 2001, resulting in a loss from operations of $1,007,730.

     Of the $2,153,891 in Fiscal 2002 operating expenses, the Company recorded non-cash charges for consulting fees of approximately $1,071,000 paid with common stock of the Company and approximately $102,000 for common stock issuances at less than the "fair value" of the issuance at the date of issuance. Key expenditures for Fiscal 2002 were consulting, legal and professional fees totaling approximately $1,164,000 (inclusive of the $1,071,000 paid in common stock of the Company); officer compensation of approximately $300,000; commissions and other selling expenses of approximately $136,000 and other items as noted in the accompanying statement of operations.

     Of the $958,371 in Fiscal 2001 operating expenses, the Company recorded non-cash charges for consulting fees of approximately $147,000 paid with common stock of the Company. Key expenditures for Fiscal 2001 were consulting, legal and professional fees totaling approximately $203,000 (inclusive of the $147,000 paid in common stock of the Company); officer compensation of approximately $300,000, commissions and other marketing expenses of approximately $68,000 and other items as noted in the accompanying statement of operations.

     In Fiscal 2002, the Company retired several installment loans for equipment and vehicles which contributed to a lower level of interest expense for the year. However, future equipment and vehicle requirements are uncertain at this time and higher interest expenditures as a result of financing may occur.

     The Company recognized depreciation expense on its plant and equipment of $62,898 for Fiscal 2002 and $60,298 for Fiscal 2001. This charge to operations may fluctuate in future periods as new equipment is acquired and existing equipment reaches the end of its depreciable life.

     Research and development expenses increased from $9,634 for the year ended April 30, 2001 to $36,286 for the year ended April 30, 2002. The increase was directly attributable to a Research Agreement with Texas Tech University, a non-profit educational institution of the State of Texas, to investigate a natural, organic trace mineral supplement, using the Company's Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor. This Agreement was entered into on February 1, 2002 and requires total aggregate funding of $70,000 to be fully funded, pursuant to a specified schedule, on or before November 1, 2002. The term of the Research Agreement is for a one-year period.

     As a result of the above, the Company incurred a net loss for the year ended April 30, 2002 of $(2,083,276) as compared to a net loss for the year ended April 30, 2001 of $(998,330). Loss per share of weighted-average stock outstanding for the respective years ended April 30, 2002 and 2001 was $(0.16) and $(0.10) per share.

5.   LIQUIDITY AND CAPITAL RESOURCES

     For the year ended April 30, 2002, cash used in operating activities was equal to $1,042,725, as compared to $340,711 for the year ended April 30, 2001.

     Cash flows provided by financing activities were $1,097,488 for the year ended April 30, 2002, as compared to $310,063 for the year ended April 30, 2001. This increase of $787,425, or 250%, was a result of an increase in proceeds from sale of common stock from $216,696 to $1,172,500, and a decrease in proceeds from loans payable to affiliates from $180,000 to zero. In this regard, the Company elected to sell common stock to cover expenses and decrease the amount of money borrowed from affiliates.

     The Company has identified no significant capital requirements for Fiscal 2003. Liquidity requirements mandated by future business expansion or acquisitions, if any, are not readily determinable at this time, as no substantive plans have been formulated by management.

     At April 30, 2002, the Company reported total current assets of $353,904, as compared to $268,323 for the year ended April 30, 2001. At April 30, 2002, cash was equal to $43,813, as compared to $311 for April 30, 2001, accounts receivable - trade was equal to $70,451, as compared to $71,527 at April 30,

2001, and inventories were equal to $239,640, as compared to $196,485 at April 30, 2001. The increase in cash and inventories offset a slight decrease in accounts receivable - trade, resulting in the net increase in current assets.

     At April 30, 2002, the Company had a relatively limited amount of cash, and a relatively large accounts receivable - trade. Assuming that the Company is able to collect its accounts receivable - trade in a timely fashion, management believes that the Company's current assets are sufficient to sustain operations for the foreseeable future. Although management does not anticipate any difficulties in collecting its accounts receivable, in the event that unforeseen difficulties in collecting its accounts receivable do arise, or in the event of a decrease in the volume of sales, the Company may not be able to sustain operations. In such an event, the Company will have to either suspend operations or seek additional funds from short and long term borrowing sources or through the sale of common stock.

     Total assets at April 30, 2002 were $629,511 as compared to $529,271 at April 30, 2001.

     Total current liabilities decreased from $1,432,927 at April 30, 2001 to $1,259,537 at April 30, 2002. This decrease was due primarily to decreases in each of notes payable to banks and finance companies, customer deposits, accounts payable - trade, and deferred revenue.

     Total liabilities decreased from $1,877,940 at April 30, 2001 to $1,695,811 at April 30, 2002.

     As a result of the above total stockholders equity went from a deficit of $1,348,669 at April 30, 2001 to a deficit of $1,066,300 at April 30, 2002.
While stockholders' equity - common stock, increased from $1,354,079 to $3,719,724 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $2,702,748 to $4,786,024.

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

ITEM 7 - FINANCIAL STATEMENTS

     Index to Consolidated Financial Statements

                                 HUMATECH, INC.

     Report of S.W. Hatfield, CPA. . . . . . . . . . . . . . . . .  F-2

     Balance Sheets as of April 30, 2002 and 2001. . . . . . . . .  F-3

     Statements of Operations and Comprehensive Loss for the years ended April 30, 2002 and 2001. . . . . . . . . . . . . .  F-4

     Statement of Changes in Stockholder's Equity for years ended
          April 30, 2002 and 2001. . . . . . . . . . . . . . . . .  F-5

     Statements of Cash Flows for the years ended
          April 30, 2002 and 2001. . . . . . . . . . . . . . . . .  F-6

     Notes to the Consolidated Financial Statements. . . . . . . .  F-7 to F-21

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

S. W. HATFIELD, CPA
certified public accountants

Member:     Texas Society of Certified Public Accountants
            Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Humatech, Inc.

We have audited the accompanying restated balance sheets of Humatech, Inc. (an Illinois corporation) as of April 30, 2002 and 2001 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the restated financial position of Humatech, Inc. as of April 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on June 27, 2002. Subsequent to the date of our Report, Management of the Company, during December 2002, discovered that the criteria for a "bill and hold" transaction recorded in January 2000 required retroactive restatement. This situation necessitated modifications to the presentation and valuation of previously reported transactions related to revenue recognition and costs of goods sold. Accordingly, we withdraw our opinion dated June 27, 2002. No reliance should be placed on our opinion dated June 27, 2002.



                                               S. W. HATFIELD, CPA
Dallas,  Texas
February  19,  2003


                    Use our past to assist your future(sm)

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

                                     HUMATECH, INC.
                               BALANCE SHEETS - RESTATED
                                April 30, 2002 and 2001


                                                                 2002          2001
                                                             ------------  ------------

                                        ASSETS
                                        ------
CURRENT ASSETS
  Cash on hand and in bank                                   $    43,813   $       311
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $9,067 and $-0-, respectively                              70,451        71,527
  Inventories                                                    239,640       196,485
                                                             ------------  ------------
    TOTAL CURRENT ASSETS                                         353,904       268,323
                                                             ------------  ------------

PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment                                       205,374       204,932
  Manufacturing and processing equipment                         223,050       223,127
  Office furniture and fixtures                                   22,219        19,012
                                                             ------------  ------------
                                                                 460,643       447,071
  Accumulated depreciation                                      (186,762)     (188,224)
                                                             ------------  ------------
    NET PROPERTY AND EQUIPMENT                                   273,881       258,847
                                                             ------------  ------------

OTHER ASSETS                                                       1,726         2,101
                                                             ------------  ------------

TOTAL ASSETS                                                 $   629,511   $   529,271
                                                             ============  ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES
  Notes payable to banks and finance companies               $    45,225   $    65,443
  Customer deposits                                               47,817       118,682
  Accounts payable - trade                                        93,430       165,962
  Deferred revenue                                                     -        39,860
  Due to officers                                              1,073,065     1,042,980
                                                             ------------  ------------
    TOTAL CURRENT LIABILITIES                                  1,259,537     1,432,927
                                                             ------------  ------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities             106,274       115,013
  Notes and commitments payable to affiliates                    330,000       330,000
                                                             ------------  ------------
    TOTAL LIABILITIES                                          1,695,811     1,877,940
                                                             ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized
    14,840,334 and 10,390,593 shares issued and outstanding    3,719,724     1,354,079
  Accumulated deficit                                         (4,786,024)   (2,702,748)
                                                             ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                                (1,066,300)   (1,348,669)
                                                             ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   629,511   $   529,271
                                                             ============  ============

The accompanying notes are an integral part of these financial statements.

                                   HUMATECH, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                        Years ended April 30, 2002 and 2001

                                                            2002          2001
                                                        ------------  ------------
REVENUES
  Sales, net of discounts, returns and allowances
    of $-0- and $42,522, respectively
      Domestic                                          $   245,581   $   154,685
      Related Party
        Foreign, principally United Kingdom                       -        21,120
                                                        ------------  ------------
    NET REVENUES                                            245,581       175,805

COST OF SALES                                               195,582       225,164
                                                        ------------  ------------

GROSS PROFIT                                                 49,999       (49,359)
                                                        ------------  ------------

OPERATING EXPENSES
  Research and development expenses                          36,286         9,634
  Commissions and other sales and marketing expenses        136,196        67,729
  Officer compensation                                      300,000       300,000
  Other operating expenses                                1,488,558       465,317
  Interest expense                                           27,557        55,393
  Depreciation expense                                       62,898        60,298
  Compensation expense related to common stock
    issuances at less than "fair value" upon exercise
    of outstanding stock options                            102,396             -
                                                        ------------  ------------

    TOTAL OPERATING EXPENSES                              2,153,891       958,371
                                                        ------------  ------------

LOSS FROM OPERATIONS                                     (2,103,892)   (1,007,730)

OTHER INCOME (EXPENSE)
  Gain on disposal of fixed assets                           20,616         9,400
                                                        ------------  ------------

LOSS BEFORE INCOME TAXES                                 (2,083,276)     (998,330)

PROVISION FOR INCOME TAXES                                        -             -
                                                        ------------  ------------

NET LOSS                                                 (2,083,276)     (998,330)

OTHER COMPREHENSIVE INCOME                                        -             -
                                                        ------------  ------------

COMPREHENSIVE INCOME                                    $(2,083,276)  $  (998,330)
                                                        ============  ============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
   Net Loss - basic and fully diluted                   $     (0.16)  $     (0.10)
                                                        ============  ============

Weighted-average number of shares
  of common stock outstanding                            13,004,394     9,566,414
                                                        ============  ============

The accompanying notes are an integral part of these financial statements.

                                     HUMATECH, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
                          Years ended April 30, 2002 and 2001

                                         Common Stock
                                    ----------------------   Accumulated
                                      Shares      Amount       deficit        Total
                                    ----------  ----------  -------------  ------------
BALANCES AT MAY 1, 2000              8,455,114  $  123,157  $ (1,704,418)  $(1,581,291)

Issuance of common stock for
  Cash                                 355,353     216,696             -       216,696
  Services and fees                    134,000     146,750             -       146,750
  Retirement of related party debt   1,446,126     867,476             -             -

Net loss for the year                        -           -      (998,330)     (998,330)
                                    ----------  ----------  -------------  ------------

BALANCES AT APRIL 30, 2001          10,390,593   1,354,079    (2,702,748)   (1,348,669)

Issuance of common stock for
  Cash                               2,103,741   1,294,395             -     1,294,395
  Services and fees                  2,346,000   1,071,250             -     1,071,250

Net loss for the year                        -           -    (2,083,276)   (2,083,276)
                                    ----------  ----------  -------------  ------------

BALANCES AT APRIL 30, 2002          14,840,334  $3,719,724  $ (4,786,024)  $(1,066,300)
                                    ==========  ==========  =============  ============

The accompanying notes are an integral part of these financial statements.

                                             HUMATECH, INC.
                                  STATEMENTS OF CASH FLOWS - RESTATED
                                  Years ended April 30, 2002 and 2001


                                                                             2002            2001
                                                                         -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                $ (2,083,276)  $     (998,330)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation                                                             62,898           60,298
      Amortization                                                                375               94
      Bad debt expense                                                         12,000            6,477
      Gain on disposal of fixed assets                                        (20,616)          (9,400)
      Common stock issued for payment of consulting fees                    1,070,750          146,750
      Common stock issued for payment of accrued interest                           -           29,144
      Compensation expense related to common stock
        issuances at less than "fair value"                                   102,396                -
      (Increase) Decrease in
        Accounts receivable - trade                                           (10,924)          13,125
        Inventory                                                             (43,155)         (10,734)
        Deposits and other                                                          -           (1,800)
      Increase (Decrease) in
        Accounts payable - trade                                              (72,533)          85,687
        Accrued interest payable                                                    -             (387)
        Due to officers                                                        30,085          188,623
        Deferred revenues                                                     (39,860)          39,860
        Customer deposits                                                     (50,865)         109,882
                                                                         -------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (1,042,725)        (340,711)
                                                                         -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of property and equipment                          20,616            9,400
  Purchase of property and equipment                                          (31,877)          (5,251)
                                                                         -------------  ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                       (11,261)           4,149
                                                                         -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                        1,172,500          216,696
  Proceeds from loans payable to affiliates                                         -          180,000
  Principal payments on loans payable                                         (75,012)         (86,633)
                                                                         -------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       1,097,488          310,063
                                                                         -------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               43,502          (26,499)
Cash and cash equivalents at beginning of year                                    311           26,810
                                                                         -------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     43,813   $          311
                                                                         =============  ===============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
    Interest paid for the period                                         $     27,182   $       26,313
                                                                         =============  ===============
    Income taxes paid for the period                                     $          -   $            -
                                                                         =============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of property and equipment
      with debt from banks and related parties                           $     46,055   $       48,820
                                                                         =============  ===============
    Retirement of related party debt with the issuance
      of common stock (Principal-$772,327; Interest-$95,149)             $          -   $      867,476
                                                                         =============  ===============
    Retirement of debt with issuance of common stock                     $     20 000   $            -
                                                                         =============  ===============

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

                                          Year ended
                                          April 30,        Cumulative
                                             2001       effect of changes
                                         ------------  -------------------
Net Loss, as previously reported         $  (329,650)
Effect of the correction of an error
  Recalculation of recognized revenue       (277,640)  $         (297,640)
  Recalculation of cost of goods sold         38,400               35,520
                                         ------------  -------------------
    Total effect of changes on
      Loss from Operations and Net Loss     (239,240)  $         (262,120)
                                         ------------  ===================

Net Loss, as restated                    $  (568,891)
                                         ============

                                 HUMATECH, INC.

                                    RESTATED


NOTE D - CORRECTION OF AN ERROR - CONTINUED

                                               Year ended
                                                 April 30,      Cumulative
                                                   2001      effect of changes
                                               ------------  -----------------
Earnings per share, as previously reported     $     (0.04)
Total effect of changes                              (0.03)
                                               ------------

Earnings per share, as restated                $     (0.07)
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

7.   Income  taxes
     -------------

     The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 2002 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE G - FIXED ASSETS

During Fiscal 2000, all equipment being financed under related party leases were refinanced directly in the Company's name. Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                              April 30,    April 30,
                                                2002         2001
                                             -----------  -----------
     Vehicles
       Related party                         $        -   $   29,480
     Manufacturing and processing equipment
       Unrelated                                 68,511       68,511
                                             -----------  -----------
                                                 68,511       97,991
     Accumulated depreciation                   (22,277)     (42,554)
                                             -----------  -----------

                                             $   46,233   $   55,437
                                             ===========  ===========

Depreciation expense for the years ended April 30, 2002 and 2001, respectively, was approximately $62,898 and $60,298, respectively.


NOTE  H  -  INVENTORY

Inventory consists of the following at April 30, 2002 and 2001, respectively:

                                             April 30,   April 30,
                                                2002        2001
                                             ----------  ----------

     Raw materials                           $  177,142  $  153,390
     Work-in-process                              3,717           -
     Finished goods                              23,261       7,575
                                             ----------  ----------

     Totals                                  $  204,120  $  160,965
                                             ==========  ==========

NOTE I - NOTES PAYABLE TO BANKS AND FINANCE COMPANIES

Notes payable to banks and finance companies consist of the following at April 30, 2002 and 2001, respectively:

                                                          April 30,   April 30,
                                                             2002        2001
                                                          ----------  ----------

30,000 installment note payable to a financial services
  company.  Interest at 14.29%.  Payable in monthly
  installments of approximately $706, including
  accrued interest.  Final payment due in December
  2006.  Collateralized by transportation equipment.      $   28,238  $        -

                                 HUMATECH, INC.

                                    RESTATED


NOTE I - NOTES PAYABLE TO BANKS AND FINANCE COMPANIES - CONTINUED

                                                            April 30,    April 30,
                                                              2002         2001
                                                           -----------  -----------
$16,055 installment note payable to a financial services
  company.  Interest at 18.95%.  Payable in monthly
  installments of approximately $377, including
  accrued interest.  Final payment due in August
  2007.  Collateralized by transportation equipment.           15,094            -

$48,820 installment note payable to an equipment
  leasing company.  Interest at 10.00%.  Payable
  in monthly installments of approximately $1,053,
  including accrued interest.  Final payment due in
  January 2005.  Collateralized by manufacturing
  equipment.                                               $   30,259   $   40,081

$66,450 installment note payable to a bank.  Interest
  at 10.50%.  Payable in monthly installments of
  approximately $1,707, including accrued interest
  Final payment due in January 2004.  Collateralized
  by transportation equipment and manufacturing
  equipment.                                                   31,182       48,731

$37,768 installment note payable to a bank.  Interest
  at 9.75%.  Payable in monthly installments of
  approximately $625, including accrued interest.
  Final payment due in September 2006.
  Collateralized by transportation equipment.                  26,930       31,346

$32,521 installment note payable to a bank.  Interest
  at 9.25%.  Payable in monthly installments of
  approximately $682, including accrued interest.
  Final payment due in November 2004.
  Collateralized by transportation equipment.                  19,796       25,341

$8,000 installment note payable to an equipment
  leasing company.  Interest at 10.86%.  Payable
  in monthly installments of approximately $373,
  including accrued interest.  Final payment due
  in October 2001.  Collateralized by
  manufacturing equipment.                                          -        3,459

$26,849 installment note payable to an automotive
  finance company.  Interest at 12.99%.  Payable
  in monthly installments of approximately $611,
  including accrued interest.  Final payment due in
  October 2002.  Collateralized by transportation
  equipment.                                                        -       12,261


                                 HUMATECH, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE I - NOTES PAYABLE TO BANKS AND FINANCE COMPANIES - CONTINUED

                                                            April 30,    April 30,
                                                              2002         2001
                                                           -----------  -----------
$29,480 installment note payable to a bank.  Interest
  at 12.74%.  Payable in monthly installments of
  approximately $800, including accrued interest.
  Final payment due in May 2002.  Collateralized
  by transportation equipment                                       -        9,546

$64,820 installment note payable to a bank.  Interest
  at the Wall Street Journal Prime Rate plus 2.5%
  (10.00% at April 30, 2001).  Payable in monthly
  installments of approximately $2,123, including
  accrued interest.  Final payment due in July 2001.
  Collateralized by all inventory, accounts receivable,
  equipment and intangibles and the personal guaranty
  of the Company's President and controlling
  shareholder.                                             $        -   $    5,777

$14,195 installment note payable to a bank.  Interest
  at 12.50%.  Payable in monthly installments of
  approximately $669, including accrued interest.
  Final payment due in September 2001.
  Collateralized by manufacturing equipment.                        -        3,914

$9,577 installment note payable to an equipment
  leasing company.  Interest at 8.86%.  Payable in
  monthly installments of approximately $437,
  including accrued interest.  Final payment due
  in March 2001.  Collateralized by manufacturing
  equipment.                                                        -            -
                                                           -----------  -----------

Total notes payable to banks and finance companies            151,499      180,456
     Less current maturities                                  (45,225)     (65,443)
                                                           -----------  -----------

Long-term portion                                          $  106,274   $  115,003
                                                           ===========  ===========

Future maturities of long-term debt are as follows:

                                                     Year ending
                                                      April 30     Amount
                                                     -----------  --------
                                                         2003     $ 45,225
                                                         2004       45,624
                                                         2005       28,027
                                                         2006       16,478
                                                         2007       14,712
                                                         2008        1,433
                                                                  --------

                                                         Totals   $151,499
                                                                  ========

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


NOTE J - LONG-TERM NOTES AND COMMITMENTS PAYABLE TO AFFILIATES

Long-term notes and commitments payable to affiliates consist of the following at April 30, 2002 and 2001, respectively:

                                                           April 30,   April 30,
                                                              2002        2001
                                                           ----------  ----------
Agreement of Product Development and Funding
  between the Company and a shareholder.
  Repayment at a rate of 6.0% of gross sales of
  equipment to be developed with the funding
  received under this agreement.  Total agreed
  repayment will be $450,000.  As of April 30, 2002
  and subsequent thereto, the Company has not
  completed the development of the product and,
  accordingly, has no gross sales of the underlying
  product.                                                 $  330,000  $  330,000

554,450 term note payable to two individuals
  related to the Company's Executive Vice President
  and Chief Financial Officer.  Interest at 9.0%.
  Principal and accrued interest due at maturity in
  July 2002.  Unsecured.  Principal and accrued
  interest were retired on September 2000 with the
  issuance of 1,007,030 shares of unregistered,
  restricted common stock.                                          -           -

217,877 term note payable to a corporation affiliated
  with the Company's Executive Vice President and
  Chief Financial Officer.  Interest at 9.0%.  Principal
  and accrued interest due at maturity in July 2004.
  Unsecured.  Principal and accrued interest were
  retired on September 2000 with the issuance of
  439,096 shares of unregistered, restricted
  common stock.                                                     -           -
                                                           ----------  ----------

Total long-term notes and
  commitments payable to affiliates                        $  330,000  $  330,000
                                                           ==========  ==========

                                 HUMATECH, INC.

                                    RESTATED


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

As of April 30, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                         April 30,   April 30,
                                            2002        2001
                                         ----------  ----------
     Officer compensation                $1,073,065  $1,042,980
     Royalty fees                                 -           -
                                         ----------  ----------

                                         $1,073,065  $1,042,980
                                         ==========  ==========

Future amounts due under the employment agreements are as follows:

                                         April 30,   April 30,
                                            2002        2001
                                         ----------  ----------

                                            2003     $  300,000
                                            2004        300,000
                                            2005         50,000
                                                     ----------

                                           Totals    $  650,000
                                                     ==========

                                 HUMATECH, INC.

                                    RESTATED


NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the years ended April 30, 2002 and 2001, respectively, are as follows:

                                      April 30,     April 30,
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

The Company's income tax expense for the years ended April 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           April 30,        April 30,
                                                             2002             2001
                                                        ---------------  ---------------

  Statutory rate applied to earnings (loss)
    before income taxes                                 $     (708,000)  $     (339,000)

  Increase (decrease) in income taxes resulting from:
    State income taxes                                               -                -
    Other including reserve for deferred tax asset             708,000          339,000
                                                        ---------------  ---------------

  Income tax expense                                    $            -   $            -
                                                        ===============  ===============

The deferred current tax asset on the April 30, 2002 and 2001, respectively, balance sheet consists of the following:

                                       April 30,          April 30,
                                          2002              2001
                                   ------------------  ---------------

       Current deferred tax asset  $       1,259,000   $      562,000
         Reserve                          (1,259,000)        (562,000)
                                   ------------------  ---------------

         Net current tax asset     $               -   $            -
                                   ==================  ===============

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the years ended April 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $697,000 and $325,000, respectively.

                                 HUMATECH, INC.

                                    RESTATED


NOTE  M  -  COMMON  STOCK  TRANSACTIONS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  M  -  COMMON  STOCK  TRANSACTIONS  -  CONTINUED

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

                                    RESTATED


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


NOTE  N  -  STOCK  WARRANTS

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

                           Warrants      Warrants
                          originally  outstanding at
                            issued    April 30, 2002  Exercise price
                          ----------  --------------  ---------------

2001 - Series A              343,750         343,750  $2.00 per share
2001 - Series B              343,750         343,750  $3.00 per share
2001 - Series C              343,750         343,750  $4.00 per share
2001 - Series D              343,750         343,750  $5.00 per share
                          ----------  --------------

Totals at April 30, 2002   1,375,000       1,375,000
                          ==========  ==============

NOTE  O  -  STOCK  OPTIONS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE  O  -  STOCK  OPTIONS  -  CONTINUED

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

The  following  table  summarizes  all  options  granted through April 30, 2002:

                     Options    Options    Options      Options    Exercise price
                     granted   exercised  terminated  outstanding     per share
                    ---------  ---------  ----------  -----------  ---------------
Financing options     311,241     68,741           -      242,500  $  0.40 - $0.54
Consulting options  2,200,000    535,000           -    1,665,000  $  1.00 - $1.50
                    ---------  ---------  ----------  -----------

     Totals         2,511,241    603,741           -    1,907,500
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


NOTE  P  -  COMMITMENTS

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

                                 HUMATECH, INC.

                                    RESTATED


NOTE P - COMMITMENTS - CONTINUED

Operating  Leases  -  continued
-----------------

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

As of April 30, 2002, the Company has the following future non-cancellable liability for operating lease payments on its facilities:

                       Year ending
                        April 30,            Amount
                      ------------          -------

                           2003             $27,040
                           2004               3,600
                                            -------
                          Totals            $30,640
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

     Name                     Age    Position(s)
   -------------------------  ---  -----------------------------

   David G. Williams           53  President, CEO, and Director

   John D. "J.D." Rottweiler   57  Secretary, CFO, and Director

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

Summary  Compensation  Table

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2002 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                     ---------------------------------  ------------------------------------------------------
                                                                  AWARDS                     PAYOUTS
                                                        ------------------------  ----------------------------
                                                                     SECURITIES
                                                        RESTRICTED   UNDERLYING
NAME AND                                 OTHER ANNUAL      STOCK       OPTIONS                     ALL OTHER
PRINCIPAL              SALARY    BONUS   COMPENSATION     AWARDS        SARS      LTIP PAYOUTS   COMPENSATION
POSITION       YEAR     ($)       ($)         ($)           ($)          (#)           ($)            ($)
-------------  ----  ----------  ------  -------------  -----------  -----------  -------------  -------------
David G.
Williams       2002  175,000(1)     -0-            -0-          -0-          -0-            -0-      2,454 (2)
President and
CEO            2001  175,000(1)     -0-            -0-          -0-          -0-            -0-      2,291 (2)

John D.
Rottweiler     2002  125,000(1)     -0-            -0-          -0-          -0-            -0-           -0-
Secretary and
CFO            2001  125,000(1)     -0-            -0-          -0-          -0-            -0-           -0-

     (1)  Some amounts accrued but not paid during the fiscal year.

     (2) Represents payments received pursuant to a royalty agreement. Mr. Williams also received certain payments pursuant to contractual agreement for various equipment leases.

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                 (INDIVIDUAL GRANTS)

                                           PERCENT OF TOTAL
                          NUMBER OF          OPTIONS/SARS
                         SECURITIES            GRANTED
                         UNDERLYING        TO EMPLOYEES IN   EXERCISE OR
                    OPTIONS/SARS GRANTED        FISCAL        BASE PRICE   EXPIRATION
NAME                         (#)                 YEAR           ($/SH)        DATE

David G. Williams                     -0-  N/A               N/A           N/A
John D. Rottweiler                    -0-  N/A               N/A           N/A

                      AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                  AND FY-END OPTION/SAR VALUES

                                                                         VALUE OF UNEXERCISED
                     SHARES                 NUMBER OF UNEXERCISED            IN-THE-MONEY
                    ACQUIRED                SECURITIES UNDERLYING            OPTION/SARS
                       ON        VALUE      OPTIONS/SARS AT FY-END            AT FY-END
                    EXERCISE   REALIZED              (#)                         ($)
NAME                   (#)        ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------  ---------  ---------  --------------------------  -------------------------
David G. Williams         -0-     N/A                N/A                         N/A
John D. Rottweiler        -0-     N/A                N/A                         N/A

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

                                       COMMON STOCK
                                       ------------
                         Name and Address of            Amount and Nature of   Percent of
Title of Class           Beneficial Owner (1)           Beneficial Ownership    Class (2)
--------------  --------------------------------------  ---------------------  -----------

Common Stock    David G. Williams (3)                              4,068,255         26.4%

Common Stock    John D. Rottweiler (4)                                   -0-          -0-%

Common Stock    Medical Media Technologies, LLC                 2,750,000 (5)        16.4%
                2700 N. Hemlock Court, Suite 111-B
                Broken Arrow, OK  74012

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

License Agreement
-----------------

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

Employment Agreements
---------------------

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

     As of April 30, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                 2002        2001
                                              ----------  ----------
     Officer compensation                     $1,073,065  $1,042,980
     Royalty Fees                                      -           -
                                              ----------  ----------
                                              $1,073,065  $1,042,980
                                              ==========  ==========

     Future amounts due under the employment agreements are as follows:

                                             Year ending
                                              April 30,     Amount
                                              ----------  ----------
                                                2003      $  300,000
                                                2004      $  300,000
                                                2005      $   50,000
                                                          ----------
                                               Total      $  650,000
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


Dated:  February 20, 2003                   Humatech,  Inc.


                                            /s/  David  G.  Williams
                                            ------------------------------------
                                            By:   David G. Williams
                                            Its:  Chairman, President, CEO, and
                                                  Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  February 20, 2003                   /s/  David G. Williams
                                            ------------------------------------
                                            By:   David G. Williams
                                            Its:  Chairman, President, CEO, and
                                                  Director



Dated:  February 20, 2003                   /s/  John D. Rottweiler
                                            ------------------------------------
                                            By:   John D. Rottweiler
                                            Its:  Secretary, Chief Financial
                                                  Officer, and Director

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

Dated:  February 20, 2003

                                      /s/  David G. Williams
                                    --------------------------------------------
                                    David G. Williams
                                    Chief Executive Officer

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

Dated:  February 20, 2003

                                      /s/  John D. Rottweiler
                                    --------------------------------------------
                                    John D. Rottweiler
                                    Chief Financial Officer