Form 10QSB/A
period 2002-07-31
HUMATECH INC
filed 2003-02-24
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FIRST AMENDED
                                  FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 16, 2002, there were 15,340,334 shares of common stock issued and outstanding.


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

ITEM 1       Legal Proceedings

ITEM 2       Changes in Securities and Use of Proceeds

ITEM 3       Defaults Upon Senior Securities

ITEM 4       Submission of Matters to a Vote of Security Holders

ITEM 5       Other Information

ITEM 6       Exhibits and Reports on Form 8-K

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended July 31, 2002, and was originally filed with the Commission on September 17, 2002. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1    FINANCIAL STATEMENTS

PART 1 - ITEM 1 - FINANCIAL STATEMENTS

                                 HUMATECH, INC.
                            BALANCE SHEETS - RESTATED
                             July 31, 2002 and 2001

                                  (UNAUDITED)

                                             July 31, 2002    July 31, 2001
                                            ---------------  ---------------
                          ASSETS
                          ------
CURRENT ASSETS
  Cash on hand and in bank                  $        3,129   $            -
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $9,067 and $19,913, respectively             40,898           30,817
  Inventory                                        244,235          192,945
  Prepaid expenses                                 347,320                -
                                            ---------------  ---------------

    TOTAL CURRENT ASSETS                           635,582          223,762
                                            ---------------  ---------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment                         205,374          207,432
  Manufacturing and processing equipment           236,999          223,113
  Office furniture and fixtures                     22,219           19,012
                                            ---------------  ---------------
                                                   464,592          449,557
  Accumulated depreciation                        (203,619)        (202,039)
                                            ---------------  ---------------

    NET PROPERTY AND EQUIPMENT                     260,973          247,518
                                            ---------------  ---------------


OTHER ASSETS
  Investment in affiliated company                     358                -
  Other                                              1,633            2,007
                                            ---------------  ---------------

    TOTAL OTHER ASSETS                               1,991            2,007
                                            ---------------  ---------------

TOTAL ASSETS                                $      898,546   $      473,287
                                            ===============  ===============

                                  - CONTINUED -


   The financial information presented herein has been prepared by management without audit by independent public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
                      BALANCE SHEETS - RESTATED - CONTINUED
                             July 31, 2002 and 2001

                                  (UNAUDITED)

                                                       July 31, 2002    July 31, 2001
                                                      ---------------  ---------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES
  Cash overdraft                                      $            -   $        9,758
  Current maturities of long-term debt                        45,223           65,443
  Customer deposits                                           47,817          118,682
  Accounts payable - trade                                   168,279          126,438
  Deferred revenue                                                 -           39,860
  Due to officers                                          1,105,790        1,055,265
                                                      ---------------  ---------------

    TOTAL CURRENT LIABILITIES                              1,367,109        1,278,912
                                                      ---------------  ---------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities         174,795           93,411
  Notes and commitments payable to affiliates                330,000          330,000
                                                      ---------------  ---------------

    TOTAL LIABILITIES                                      1,871,904        1,838,857
                                                      ---------------  ---------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock - no par value.
   25,000,000 shares authorized.
   14,840,334 and 11,102,593 shares
   issued and outstanding                                  4,099,724        1,713,829
  Accumulated deficit                                     (5,073,082)      (3,079,399)
                                                      ---------------  ---------------

    TOTAL STOCKHOLDERS' EQUITY                              (973,358)      (1,365,570)
                                                      ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      898,546   $      473,287
                                                      ===============  ===============


   The financial information presented herein has been prepared by management without audit by independent public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                    Three months ended July 31, 2002 and 2001

                                  (UNAUDITED)

                                                        Three months     Three months
                                                            ended            ended
                                                        July 31, 2002    July 31, 2001
                                                       ---------------  ---------------
REVENUES
  Sales, net of discounts, returns and allowances
    Domestic                                           $       51,327   $       62,072
    Related Party
      Foreign, principally United Kingdom                           -                -
                                                       ---------------  ---------------
   NET REVENUES                                                51,327           62,072

COST OF SALES                                                  38,222           55,770
                                                       ---------------  ---------------

GROSS PROFIT                                                   13,105            6,302
                                                       ---------------  ---------------

OPERATING EXPENSES
  Research and development expenses                            17,570            7,604
  Commissions and other sales and marketing expenses           72,502            7,013
  Officer compensation                                         75,000           67,709
  Other operating expenses                                    116,496          282,072
  Interest expense                                              2,096            4,741
  Depreciation expense                                         16,857           13,814
                                                       ---------------  ---------------
   TOTAL OPERATING EXPENSES                                   300,521          382,953
                                                       ---------------  ---------------

LOSS FROM OPERATIONS                                         (287,416)        (376,651)

OTHER INCOME (EXPENSE)                                            358                -
                                                       ---------------  ---------------

LOSS BEFORE INCOME TAXES                                     (287,058)        (376,651)

PROVISION FOR INCOME TAXES                                          -                -
                                                       ---------------  ---------------

NET LOSS                                                     (287,058)        (376,651)

OTHER COMPREHENSIVE INCOME                                          -                -
                                                       ---------------  ---------------

COMPREHENSIVE LOSS                                     $     (287,058)  $     (376,651)
                                                       ===============  ===============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted                   $        (0.02)  $        (0.03)
                                                       ===============  ===============

Weighted-average number of shares
  of common stock outstanding                              15,074,030       10,773,109
                                                       ===============  ===============


   The financial information presented herein has been prepared by management without audit by independent public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
                      STATEMENTS OF CASH FLOWS - RESTATED
                    Three months ended July 31, 2002 and 2001

                                  (UNAUDITED)

                                                             Three months     Three months
                                                                 ended            ended
                                                             July 31, 2002    July 31, 2001
                                                            ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                   $     (287,058)  $     (376,651)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
    Depreciation and amortization                                   16,950           13,908
    Bad Debt expense                                                     -           20,000
    Consulting and legal fees paid with common stock                32,680          204,750
    Investment in affiliated company acquired for services            (358)               -
    (Increase) Decrease in
      Accounts receivable - trade                                   29,552           20,710
      Inventory                                                     (4,595)           3,540
    Increase (Decrease) in
      Accounts payable - trade                                      74,850          (39,524)
      Due to officers                                               32,725           12,285
                                                            ---------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES             (105,254)        (140,982)
                                                            ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (3,949)          (2,485)
                                                            ---------------  ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES                             (3,949)          (2,485)
                                                            ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft                                  -            9,758
  Proceeds from short-term loan                                     78,855                -
  Principal payments on loans payable                              (10,336)         (21,602)
  Proceeds from issuance of common stock                                 -          155,000
                                                            ---------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES               68,519          143,156
                                                            ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (40,684)            (311)

Cash and cash equivalents at beginning of year                      43,813              311
                                                            ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $        3,129   $            -
                                                            ===============  ===============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
    Interest paid for the period                            $        2,003   $        4,741
                                                            ===============  ===============
    Income taxes paid for the period                        $            -   $            -
                                                            ===============  ===============


   The financial information presented herein has been prepared by management without audit by independent public accountants.
   The accompanying notes are an integral part of these financial statements.

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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE D - CORRECTION OF AN ERROR - CONTINUED

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
                                            ============

                                             Year ended
                                              April 30,       Cumulative
                                                2001       effect of changes
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


                (Remainder of this page left blank intentionally)

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

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


NOTE G - FIXED ASSETS

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                               July 31, 2002    July 31, 2001
                                              ---------------  ---------------
      Vehicles
        Related party                         $            -   $       29,480
      Manufacturing and processing equipment
        Unrelated                                     68,511           68,511
                                              ---------------  ---------------
                                                      68,511           97,991
      Accumulated depreciation                       (23,990)         (44,855)
                                              ---------------  ---------------

                                              $       44,521   $       53,136
                                              ===============  ===============


NOTE H - NOTES PAYABLE

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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


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

As of July 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                  July 31, 2002   July 31, 2001
                                  --------------  --------------
      Officer compensation        $    1,105,790  $    1,055,265
      Royalty fees                             -               -
                                  --------------  --------------
                                  $    1,105,790  $    1,055,265
                                  ==============  ==============

Future amounts due under the employment agreements are as follows:

                                   Year ending
                                    April 30,    Amount
                                  ------------  --------
                                     2003       $300,000
                                     2004        300,000
                                     2005         50,000
                                                --------

                                     Totals     $650,000
                                                ========

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the three months ended July 31, 2002 and 2001, respectively, are as follows:


                              July 31, 2002   July 31, 2001
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

The Company's income tax expense for the three months ended July 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                July 31, 2002    July 31, 2001
                                                               ---------------  ---------------
Statutory rate applied to earnings (loss) before income taxes  $      (86,610)  $     (128,061)

Increase (decrease) in income taxes resulting from:
  State income taxes                                                        -                -
  Other including reserve for deferred tax asset                       86,610          128,061
                                                               ---------------  ---------------

  Income tax expense                                           $            -   $            -
                                                               ===============  ===============

The deferred current tax asset on the July 31, 2002 and 2001 balance sheets, respectively, consists of the following:

                                             July 31, 2002      July 31, 2002
                                           ------------------  ---------------
Current deferred tax asset                 $       1,588,600   $      844,000
  Reserve                                         (1,588,600)        (844,000)
                                           ------------------  ---------------

  Net current tax asset                    $               -   $            -
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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE L - STOCK WARRANTS

The following table lists the issued and outstanding stock warrants as of July 31, 2002:

                                  Warrants      Warrants
                                 originally  outstanding at
                                   issued    July 31, 2002   Exercise price
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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE M - STOCK OPTIONS

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
                                                     =======

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE N - COMMITMENTS - CONTINUED

Research Agreement
------------------

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

RESULTS  OF  OPERATIONS

     During the first three months of fiscal year 2003 (period ended July 31, 2002) as compared to the first three months of fiscal year 2002 (period ended July 31, 2001), the Company experienced net revenues of $51,327 and $62,072, respectively. All fiscal year 2003 and 2002 revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the three months ended July 31, 2002 and 2001 were $38,222 (representing 74.4% of sales) and $55,770 (representing 89.8% of sales). The decrease in cost of sales is related to increased efficiencies in packaging and shipping in preparing the Company's products in container sizes compatible with the retail consumer lawn-and-garden marketplace. Management anticipates similar cost of sales levels in future periods as the Company's penetration into the consumer retail market grows and stabilizes as a component of the Company's business.

     The Company incurred total operating expenses of $300,521 and $382,953, respectively, for the three months ended July 31, 2002 and 2001. The largest items in this category are officers compensation ($75,000 and $67,709, respectively), which is subject to long-term employment agreements, sales and marketing expenses ($72,502 and $7,013, respectively), depreciation expense ($16,857 and $13,814, respectively), and other operating expenses ($116,496 and $282,072, respectively). Of the $116,496 in other operating expenses for the three months ended July 31, 2002, $10,077 was insurance expense, $8,807 was transportation expense, $6,130 was telephone expense, $6,033 was rent expense, $5,947 was payroll expense, $204,750 was a non-cash charge to operations for the issuance of approximately 325,000 shares of common stock on a Registration Statement Under The Securities Act of 1933 on Form S-8, and the balance was miscellaneous operating expenses. Management has engaged a series of manufacturer's representatives to support the Company in its consumer retail marketplace penetration. Commissions will increase proportionally in future periods based on the success of the Company's products in the consumer retail market.

     Overall, the Company incurred a net operating loss of $(287,416) and $(376,651) during the three months ended July 31, 2002 and 2001, respectively, for a net loss per share of $(0.02) and $(0.03), respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At July 31, 2002, the Company had cash of $3,129, accounts receivable of $40,898, inventories of $244,235, and prepaid expenses of $347,320. This compares to cash of zero, accounts receivable of $30,817, inventories of $192,945, and prepaid expenses of zero as of July 31, 2001. This increase in current assets from $223,762 to $635,582 is attributable mainly to the increase in inventories and prepaid expenses.

     Cash flows provided by financing activities were $68,519 for the three months ended July 31, 2002, as compared to $143,156 for the three months ended July 31, 2001. This decrease of $74,637 was a result of an increase in proceeds from a short term loan from zero to $78,855, and a decrease in proceeds from issuance of stock from $155,000 to zero.

     The Company's current liabilities increased from $1,278,912 at July 31, 2001 to $1,367,109 at July 31, 2002, primarily due to an increase in accounts payable - trade from $126,438 to $168,279 and amounts due to officers from $1,055,265 to $1,105,790. Total liabilities increased slightly from $1,838,857 at July 31, 2001 to $1,871,904 at July 31, 2002.

     As a result of the above total stockholders equity went from a deficit of $1,365,570 at July 31, 2001 to a deficit of $973,358 at July 31, 2002. While stockholders' equity - common stock, increased from $1,713,829 to $4,099,724 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $3,079,399 at July 31, 2001 to $5,073,082 at July 31, 2002. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

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

                                     PART II

ITEM 1    LEGAL PROCEEDINGS

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

ITEM 2    CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

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

     In June 2002, the Company granted options to purchase 200,000 shares of common stock, pursuant to the Company's 2002 Omnibus Securities Plan, to Bert Parker, an unrelated individual, for the provision of consulting services related to the Company's marketing efforts in the agricultural feed market, at an exercise price of $0.77 per share. None of these options have been exercised as of July 31, 2002 or subsequent thereto.

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



Dated:  February 20, 2003                       /s/ David G. Williams
                                               --------------------------------
                                               By:   David G. Williams
                                               Its:  President, Director, and
                                                     Chief Executive Officer




Dated:  February 20, 2003                       /s/ John D. Rottweiler
                                               --------------------------------
                                               By:  John D. Rottweiler
                                               Its: Vice President, Director,
                                                    and Chief Financial Officer

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

Dated:  February 20, 2003

                                               /s/ David G. Williams
                                               ------------------------------
                                               David G. Williams
                                               Chief Executive Officer

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

Dated: February 20, 2003

                                               /s/ John D. Rottweiler
                                               ------------------------------
                                               John D. Rottweiler
                                               Chief Financial Officer