Form 10QSB/A
period 2002-10-31
HUMATECH INC
filed 2003-02-24
CIK 1100976

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

ITEM 1          Legal Proceedings

ITEM 2          Changes in Securities and Use of Proceeds

ITEM 3          Defaults Upon Senior Securities

ITEM 4          Submission of Matters to a Vote of Security Holders

ITEM 5          Other Information

ITEM 6          Exhibits and Reports on Form 8-K

                                     PART I

EXPLANATORY  NOTE

Humatech, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended October 31, 2002, and was originally filed with the Commission on December 23, 2002. References throughout this Quarterly
Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company's filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1      FINANCIAL STATEMENTS

PART 1 - ITEM 1 - FINANCIAL STATEMENTS

                                 HUMATECH, INC.
                            BALANCE SHEETS - RESTATED
                            October 31, 2002 and 2001

                                   (UNAUDITED)

                                             October 31,    October 31,
                                                2002           2001
                                            -------------  -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash on hand and in bank                  $         70   $     67,387
  Accounts receivable - trade,
    net of allowance for doubtful accounts
    of $25,000 and $38,061, respectively           9,458         29,717
  Inventory                                      268,403        195,345
  Prepaid expenses                               277,400              -
                                            -------------  -------------

    TOTAL CURRENT ASSETS                         555,331        292,445
                                            -------------  -------------

PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment                       205,374        217,133
  Manufacturing and processing equipment         238,198        227,333
  Office furniture and fixtures                   22,219         19,012
                                            -------------  -------------
                                                 465,791        463,478
  Accumulated depreciation                      (220,477)      (206,689)
                                            -------------  -------------

    NET PROPERTY AND EQUIPMENT                   245,314        256,789
                                            -------------  -------------


OTHER ASSETS
  Investment in affiliated company                   358              -
  Other                                            1,539          1,914
                                            -------------  -------------

    TOTAL OTHER ASSETS                             1,897          1,914
                                            -------------  -------------

TOTAL ASSETS                                $    802,542   $    551,148
                                            =============  =============

                                  - CONTINUED -



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  HUMATECH, INC.
                       BALANCE SHEETS - RESTATED - CONTINUED
                             October 31, 2002 and 2001

                                    (UNAUDITED)

                                                       October 31,    October 31,
                                                          2002           2001
                                                      -------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Cash overdraft                                      $     17,154   $          -
  Current maturities of long-term debt                      45,223         65,443
  Customer deposits                                         47,817         57,882
  Accounts payable - trade                                 199,665        130,283
  Due to officers                                        1,131,846      1,066,812
                                                      -------------  -------------

    TOTAL CURRENT LIABILITIES                            1,441,705      1,320,420
                                                      -------------  -------------

LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities        83,520         85,641
  Notes and commitments payable to affiliates              330,000        330,000
                                                      -------------  -------------

    TOTAL LIABILITIES                                    1,855,225      1,736,061
                                                      -------------  -------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized.
    16,499,129 and 13,169,927 shares
    issued and outstanding                               4,549,645      2,489,829
  Accumulated deficit                                   (5,602,328)    (3,694,742)
                                                      -------------  -------------

    TOTAL STOCKHOLDERS' EQUITY                          (1,052,683)    (1,184,913)
                                                      -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    802,542   $    551,148
                                                      =============  =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                           HUMATECH, INC.
                     STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - RESTATED
                        Six and Three months ended October 31, 2002 and 2001

                                            (UNAUDITED)

                                        Six months     Six months     Three months    Three months
                                           ended          ended          ended           ended
                                        October 31,    October 31,    October 31,     October 31,
                                           2002           2001            2002            2001
                                       -------------  -------------  --------------  --------------
REVENUES
  Sales, net of discounts,
   returns and allowances
    Domestic                           $     66,128   $    168,501   $      14,801   $     106,429
    Related Party
      Foreign, principally
        United Kingdom                          300              -             300               -
                                       -------------  -------------  --------------  --------------
    NET REVENUES                             66,428        168,501          15,101         106,429
COST OF SALES                                48,786        124,071          10,564          68,301
                                       -------------  -------------  --------------  --------------
GROSS PROFIT                                 17,642         44,430           4,537          38,128
                                       -------------  -------------  --------------  --------------

OPERATING EXPENSES
  Research and development expenses          35,562         18,556          17,992          10,952
  Selling expenses                          153,239         27,606          80,737          20,593
  Officer compensation                      150,000        142,709          75,000          75,000
  Other operating expenses                  362,525        790,546         246,029         508,474
  Interest expense                            6,067          6,926           3,971           2,185
  Depreciation expense                       33,715         30,081          16,858          16,267
  Compensation expense related to
    common stock issuances at less
    than "fair value"                        43,502              -          43,502               -
                                       -------------  -------------  --------------  --------------
  TOTAL OPERATING EXPENSES                  784,610      1,016,424         484,089         633,471
                                       -------------  -------------  --------------  --------------
LOSS FROM OPERATIONS                       (766,968)      (971,994)       (479,552)       (595,343)

OTHER INCOME (EXPENSE)
  Interest and other                            358              -               -               -
  Premium paid on debt conversion           (49,694)             -         (49,694)              -
                                       -------------  -------------  --------------  --------------
LOSS BEFORE INCOME TAXES                   (816,304)      (971,994)       (529,246)       (595,343)

PROVISION FOR INCOME TAXES                        -              -               -               -
                                       -------------  -------------  --------------  --------------
NET LOSS                                   (816,304)      (971,994)       (529,246)       (595,343)

OTHER COMPREHENSIVE INCOME                        -              -               -               -
                                       -------------  -------------  --------------  --------------
COMPREHENSIVE LOSS                     $   (816,304)  $   (971,994)  $    (529,246)  $    (595,343)
                                       =============  =============  ==============  ==============

Net loss per weighted-average
  Share of common stock outstanding,
  calculated on Net Loss - basic and
  fully diluted                        $      (0.05)  $      (0.09)  $       (0.03)  $       (0.05)
                                       =============  =============  ==============  ==============

Weighted-average number of shares
  of common stock outstanding            15,464,041     11,365,555      15,854,052      11,958,181
                                       =============  =============  ==============  ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                             HUMATECH, INC.
                                   STATEMENTS OF CASH FLOWS - RESTATED
                               Six months ended October 31, 2002 and 2001

                                               (UNAUDITED)

                                                                          Six months       Six months
                                                                             ended            ended
                                                                          October 31,      October 31,
                                                                             2002             2001
                                                                        ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $     (816,304)  $     (971,994)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                             33,902           30,268
      Bad Debt expense                                                          15,933           40,000
      Premium paid for debt conversion paid with common stock                   49,694                -
      Compensation expense related to common stock issuances
        at less than "fair value"                                               43,502                -
      Consulting and legal fees paid with common stock                         206,470          204,750
      Interest paid with common stock                                            1,342                -
      Investment in affiliated company acquired for services                      (358)               -
      (Increase) Decrease in
        Accounts receivable - trade                                             45,060            1,814
        Inventory                                                              (28,763)           1,140
      Increase (Decrease) in
        Accounts payable - trade                                               106,236          (35,679)
        Customer deposits                                                            -          (39,860)
        Deferred revenues                                                            -          (60,800)
        Due to officers                                                         58,781           23,832
                                                                        ---------------  ---------------
CASH FLOWS USED BY OPERATING ACTIVITIES                                       (284,693)        (806,529)
                                                                        ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            (5,148)         (28,023)
                                                                        ---------------  ---------------
CASH FLOWS USED BY INVESTING ACTIVITIES                                         (5,148)         (28,023)
                                                                        ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft                                         17,154                -
  Proceeds from short-term loan                                                131,355                -
  Principal payments on loans payable                                          (22,756)         (29,372)
  Proceeds from issuance of common stock                                       120,345          931,000
                                                                        ---------------  ---------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                    246,098          901,628
                                                                        ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (43,743)          67,076
Cash and cash equivalents at beginning of year                                  43,813              311
                                                                        ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $           70   $       67,387
                                                                        ===============  ===============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
    Interest paid for the period                                        $        4,538   $        6,736
                                                                        ===============  ===============
    Income taxes paid for the period                                    $            -   $            -
                                                                        ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Conversion of short-term debt into common stock                     $      131,355   $            -
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


NOTE C - GOING CONCERN UNCERTAINTY

The  Company  has  incurred  cumulative  net  operating  losses of approximately
$(5,340,000) and has used cumulative cash in operating activities of approximately $(2,200,000) during the period from May 1, 1997 through October 31, 2002.

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
                                            ============

NOTE E- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE E- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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


NOTE  G  -  FIXED  ASSETS

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:

                                              October 31,    October 31,
                                                 2002           2001
                                             -------------  -------------
     Vehicles
       Related party                         $          -   $     29,480
     Manufacturing and processing equipment
       Unrelated                                   68,511         68,511
                                             -------------  -------------
                                                   68,511         97,991
     Accumulated depreciation                     (25,702)       (51,966)
                                             -------------  -------------

                                             $     42,809   $     46,025
                                             =============  =============

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE  I  -  DUE  TO  OFFICERS

As of October 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                      October 31,   October 31,
                                                          2002          2001
                                                      ------------  ------------

     Officer compensation                             $  1,131,846  $  1,402,779
     Royalty fees                                                -             -
                                                      ------------  ------------

                                                      $  1,131,846  $  1,402,779
                                                      ============  ============

Future amounts due under the employment agreements are as follows:

                                                       Year ending
                                                        April 30,     Amount
                                                      ------------  ------------

                                                          2003      $    300,000
                                                          2004           300,000
                                                          2005            50,000
                                                                    ------------

                                                         Totals     $    650,000
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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                    RESTATED


NOTE J - INCOME TAXES - CONTINUED

The Company's income tax expense for the six months ended October 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                       October 31,        October 31,
                                                                           2002              2001
                                                                    ------------------  ---------------
     Statutory rate applied to earnings (loss) before income taxes  $        (268,000)  $     (330,000)

     Increase (decrease) in income taxes resulting from:
       State income taxes                                                           -                -
       Other including reserve for deferred tax asset                         268,000          330,000
                                                                    ------------------  ---------------

       Income tax expense                                           $               -   $            -
                                                                    ==================  ===============

The deferred current tax asset on the October 31, 2002 and 2001 balance sheets, respectively, consists of the following:

                                                                       October 31,        October 31,
                                                                           2002              2001
                                                                    ------------------  ---------------

     Current deferred tax asset                                     $       1,428,000   $      683,000
       Reserve                                                             (1,428,000)        (683,000)
                                                                    ------------------  ---------------

       Net current tax asset                                        $               -   $            -
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

The following table lists the issued and outstanding stock warrants as of October 31, 2002:

                                        Warrants
                           Warrants   outstanding at
                          originally   October 31,
                           issued         2002       Exercise price
-----------------------  ----------  --------------  ---------------

2001 - Series A             343,750         343,750  $2.00 per share
2001 - Series B             343,750         343,750  $3.00 per share
2001 - Series C             343,750         343,750  $4.00 per share
2001 - Series D             343,750         343,750  $5.00 per share
                         ----------  --------------

Totals at July 31, 2002   1,375,000       1,375,000
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

The following table summarizes all options granted through October 31, 2002:

                     Options    Options    Options      Options    Exercise price
                     granted   exercised  terminated  outstanding     per share
                    ---------  ---------  ----------  -----------  ---------------
Financing options     311,241     68,741           -      242,500  $  0.40 - $0.54
Consulting options
  2001 Plan         2,200 000    535,000           -    1,665,000  $  1.00 - $1.50
  2002 Plan           339,000    259,000           -       80,000  $          0.43
                    ---------  ---------  ----------  -----------

  Totals            2,850,241    862,741           -    1,987,500
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

As of April 30, 2002, the Company has the following future non-cancellable liability for operating lease payments on its facilities:

                              Year ending
                               April 30,             Amount
                              ------------        ------------

                                  2003            $     27,040
                                  2004                   3,600
                              ------------        ------------
                                 Totals           $     30,640
                              ------------        ------------

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

QUALIFIED REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     Our independent certified public accounting firm has qualified their audit opinion for each of the prior two fiscal years ended April 30, 2002 and 2001, respectively, and their independent accountant's review report on the unaudited financial statements of Humatech, Inc. for the period ending October 31, 2002 and 2001. Their qualifying paragraph notes that the financial statements in this filing have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

RESULTS  OF  OPERATIONS

     During the first six months of fiscal year 2003 (period ended October 31, 2002) as compared to the first six months of fiscal year 2002 (period ended October 31, 2001), the Company experienced net revenues of $66,428 and $168,501, respectively. Of the $66,428 in net revenues for the six months ended October 31, 2002, $300, or less than 1%, were from foreign sources, principally to Humatech, Ltd., a related party. All fiscal year 2002 revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the six months ended October 31, 2002 and 2001 were $48,786 (representing 73.4% of sales) and $124,071 (representing 73.6% of sales). The stability in cost of sales is related to increased efficiencies in packaging and shipping in preparing the Company's products in container sizes compatible with the retail consumer lawn-and-garden marketplace. Management anticipates similar cost of sales levels in future periods as the Company's penetration into the consumer retail market grows and stabilizes as a component of the Company's business.

     The Company incurred total operating expenses of $784,610 and $1,016,424, respectively, for the six months ended October 31, 2002 and 2001. The largest items in this category are officers compensation ($150,000 and $142,709, respectively), which is subject to long-term employment agreements, sales and marketing expenses ($153,239 and $27,606, respectively), research and development expenses ($35,562 and $18,556, respectively), depreciation expense ($33,715 and $30,081, respectively), and other operating expenses ($362,525 and $790,546, respectively). Of the $362,525 in other operating expenses for the six months ended October 31, 2002, $56,313 was payroll expense, $16,937 was rent expense, $11,383 was transportation expense, $10,195 was telephone expense, and the balance was miscellaneous operating expenses. During the six months ended October 31, 2002, the Company incurred operating expenses of $93,196 from the issuance of common stock on Registration Statements Under The Securities Act of 1933 on Form S-8. Also during the six month period ended October 31, 2002, the Company incurred a non-cash charge aggregating approximately $43,500 for "compensation expense related to common stock issuances at less than "fair value" and non-cash charges aggregating approximately $206,000 for the issuance of common stock pursuant to the Company's 2002 Omnibus Stock Option Plan for common stock issued for consulting and legal fees, commissions and employee compensation.

     Overall, the Company incurred a net operating loss of $(766,968) and $(971,994) during the six months ended October 31, 2002 and 2001, respectively, for a net loss per share of $(0.05) and $(0.09), respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 31, 2002, the Company had cash of $70, accounts receivable of $9,458, inventories of $268,403, and prepaid expenses of $277,400. This compares to cash of $67,387, accounts receivable of $29,717, inventories of $195,345, and prepaid expenses of zero as of October 31, 2001. This increase in current assets from $292,445 to $555,331 is attributable mainly to the increase in inventories and prepaid expenses.

     Cash flows provided by financing activities were $246,098 for the six months ended October 31, 2002, as compared to $901,628 for the six months ended October 31, 2001. This decrease of $655,530 was primarily a result of an increase in proceeds from a short term loan from zero to $131,355, and a decrease in proceeds from issuance of stock from $931,000 to $120,345.

     The Company's current liabilities increased from $1,320,420 at October 31, 2001 to $1,441,705 at October 31, 2002, primarily due to an increase in accounts payable - trade from $130,283 to $199,665 and amounts due to officers from $1,066,812 to $1,131,846. Total liabilities increased from $1,736,061 at October 31, 2001 to $1,855,225 at October 31, 2002.

     As a result of the above total stockholders equity went from a deficit of $1,184,913 at October 31, 2001 to a deficit of $1,052,683 at October 31, 2002.
While stockholders' equity - common stock, increased from $2,489,829 to $4,549,645 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $3,694,742 at October 31, 2001 to $5,602,328 at October 31, 2002. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

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

Dated:  February 20, 2003

                                            /s/ David G. Williams
                                            -----------------------------------
                                            David G. Williams
                                            Chief Executive Officer

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

Dated:     February 20, 2003

                                            /s/ John D. Rottweiler
                                            -----------------------------------
                                            John D. Rottweiler
                                            Chief Financial Officer