Form 10QSB
period 2003-01-31
HUMATECH INC
filed 2003-03-24
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes    _     No.
                                                             -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 21, 2003, there were 18,919,733 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                              Yes _____     No   X
                                               -----

                                 HUMATECH, INC.
                                TABLE OF CONTENTS
                                -----------------


PART  I                                                                        3

ITEM  1     Financial  Statements                                              3
ITEM  2     Managements  Discussion  and  Analysis  or Plan of Operation      24
ITEM  3     Controls  and  Procedures                                         27


PART  II                                                                      28

ITEM  1     Legal  Proceedings                                                28
ITEM  2     Changes  in  Securities  and  Use  of  Proceeds                   28
ITEM  3     Defaults  Upon  Senior  Securities                                28
ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       28
ITEM  5     Other  Information                                                28
ITEM  6     Exhibits  and  Reports  on  Form  8-K                             29

                         PART I - FINANCIAL INFORMATION

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

ITEM  1     FINANCIAL  STATEMENTS



                                 HUMATECH, INC.
                                 BALANCE SHEETS
                            January 31, 2003 and 2002

                                  (UNAUDITED)
                                                                 January 31,     January 31,
                                                                     2003           2002
                                                                -------------  -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash on hand and in bank . . . . . . . . . . . . . . . . . .  $    538,758   $    219,533
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $25,000 and $10,061, respectively        14,094         19,420
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       271,501        230,685
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .       207,480              -
                                                                -------------  -------------

    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .     1,031,833        459,577
                                                                -------------  -------------


PROPERTY AND EQUIPMENT - AT COST
  Transportation equipment . . . . . . . . . . . . . . . . . .       205,374        253,824
  Manufacturing and processing equipment . . . . . . . . . . .       238,197        231,553
  Office furniture and fixtures. . . . . . . . . . . . . . . .        22,219         19,012
                                                                -------------  -------------
                                                                     465,791        504,389
  Accumulated depreciation . . . . . . . . . . . . . . . . . .      (237,334)      (222,956)
                                                                -------------  -------------

    NET PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . .       228,457        281,433
                                                                -------------  -------------


OTHER ASSETS
  Investment inaffiliated company. . . . . . . . . . . . . . .           358              -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,445          1,820
                                                                -------------  -------------

    TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . .         1,803          1,820
                                                                -------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,262,093   $    742,830
                                                                =============  =============

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by7independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                                 HUMATECH, INC.
                           BALANCE SHEETS - CONTINUED
                            January 31, 2003 and 2002
                                  (UNAUDITED)

                                                                 January 31,     January 31,
                                                                     2003           2002
                                                                -------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Notes payable to banks and finance companies . . . . . . . . $           -   $          -
  Current maturities of long-term debt . . . . . . . . . . . .        45,223         65,443
  Customer deposits. . . . . . . . . . . . . . . . . . . . . .        47,817         47,817
  Accounts payable - trade . . . . . . . . . . . . . . . . . .       111,070         63,692
  Due to officers. . . . . . . . . . . . . . . . . . . . . . .     1,101,111      1,086,641
                                                                -------------  -------------

    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .     1,305,221      1,263,593
                                                                -------------  -------------


LONG-TERM LIABILITIES
  Long-term notes payable, net of current maturities                  68,322        110,382
  Notes and commitments payable to affiliates. . . . . . . . .       330,000        330,000
                                                                -------------  -------------

    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . .     1,703,543      1,703,975
                                                                -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - no par value.
    25,000,000 shares authorized.
    18,294,733 and 14,721,593 issued and outstanding               5,689,523      3,579,379
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .    (6,130,273)    (4,490,524)
                                                                -------------  -------------
                                                                    (440,750)      (911,145)
  Stock subscription receivable. . . . . . . . . . . . . . . .          (700)       (50,000)
                                                                -------------  -------------

    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .      (441,450)      (961,145)
                                                                -------------  -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $  1,262,093   $    742,830
                                                                =============  =============

The financial information presented herein has been prepared by management without audit by7independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                                 HUMATECH, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Nine and Three months ended January 31, 2003 and 2002
                                  (UNAUDITED)

                                      Nine months    Nine months    Three months    Three months
                                      ended          ended          ended           emded
                                      January 31,    January 31,    January 31,     January 31,
                                      2003           2002            2003            2002
                                      -------------  -------------  --------------  -------------
REVENUES
  Sales, net of discounts, returns
    and allowances
      Domestic . . . . . . . . . . .  $     91,222   $    173,262   $      25,094   $      4,761
      Related Party
        Foreign - United Kingdom . .           300              -               -              -
                                      -------------  -------------  --------------  -------------
    NET REVENUES . . . . . . . . . .        91,522        173,262          25,094          4,362

COST OF SALES. . . . . . . . . . . .        73,245        137,254          24,459         31,441
                                      -------------  -------------  --------------  -------------

GROSS PROFIT . . . . . . . . . . . .        18,277         36,008             635        (27,079)
                                      -------------  -------------  --------------  -------------

OPERATING EXPENSES
  Research and development expenses.        35,639         18,692              77            136
  Commissions and selling expenses .       182,845         82,004          29,606         54,398
  Officer compensation . . . . . . .       227,209        225,595          77,209         82,886
  Other operating expenses . . . . .       623,716      1,338,428         289,190        547,882
  Interest expense . . . . . . . . .        19,107         23,167          13,040         16,241
  Depreciation expense . . . . . . .        50,572         46,348          16,857         16,267
  Compensation expense related to
    common stock issuances at less
    than "fair value" upon exercise
    of outstanding stock options . .       174,102         89,550         130,600         89,550
                                      -------------  -------------  --------------  -------------
    TOTAL OPERATING EXPENSE. . . . .     1,313,190      1,823,784         556,579        807,360
                                      -------------  -------------  --------------  -------------

LOSS FROM OPERATIONS . . . . . . . .    (1,313,190)    (1,787,776)       (555,944)      (815,782)

OTHER INCOME (EXPENSE)
  Interest and other . . . . . . . .           358              -               -              -
  Premium paid on debt conversion. .       (49,694)             -               -              -
                                      -------------  -------------  --------------  -------------

LOSS BEFORE INCOME TAXES . . . . . .    (1,344,249)    (1,787,776)       (555,944)      (815,782)

PROVISION FOR INCOME TAXES . . . . .             -              -               -              -
                                      -------------  -------------  --------------  -------------

NET LOSS . . . . . . . . . . . . . .    (1,344,249)    (1,787,776)       (555,944)      (815,782)

OTHER COMPREHENSIVE INCOME . . . . .             -              -               -              -
                                      -------------  -------------  --------------  -------------

COMPREHENSIVE LOSS . . . . . . . . .  $ (1,344,249)  $ (1,787,776)  $    (555,944)  $   (815,782)
                                      =============  =============  ==============  =============



                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by7independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                      Nine months    Nine months    Three months    Three months
                                      ended          ended          ended           emded
                                      January 31,    January 31,    January 31,     January 31,
                                      2003           2002            2003            2002
                                      -------------  -------------  --------------  -------------
NET LOSS. . . . . . . . . . . . . . . $ (1,344,249)  $ (1,787,776)  $    (555,944)  $   (815,782)

OTHER COMPREHENSIVE INCOME. . . . . .            -              -               -              -
                                      -------------  -------------  --------------  -------------

COMPREHENSIVE LOSS. . . . . . . . . . $ (1,344,249)  $ (1,787,776)  $    (555,944)  $   (815,782)
                                      =============  =============  ==============  =============


Net loss per weighted-average share
  of common stock outstanding, calculated
  calculated on Net Loss - basic and
  fully diluted . . . . . . . . . . . $      (0.08)  $      (0.14)  $       (0.03)  $      (0.06)
                                      =============  =============  ==============  =============

Weighted-average number of shares
  of common stock outstanding . . . .   15,985,484     12,437,368      16,982,718   $ 14,196,647
                                      =============  =============  ==============  =============

The financial information presented herein has been prepared by management without audit by7independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended January 31, 2003 and 2002
                                  (UNAUDITED)

                                                               Nine months    Nine months
                                                               ended          ended
                                                               January 31,    January 31,
                                                               2003           2002
                                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . . . . . .  $ (1,344,249)  $ (1,787,776)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization . . . . . . . . . . . . .        50,853         46,629
      Accrued interest converted to common stock. . . . . . .         1,342              -
      Bad Debt expense. . . . . . . . . . . . . . . . . . . .        15,933         12,000
      Premium paid for debt conversion paid with common stock        49,694              -
      Compensation expense related to common stock
        issuances at less than "fair value" upon exercise
        of outstanding stock options. . . . . . . . . . . . .       174,105         89,550
      Consulting and legal fees paid with common stock. . . .       276,200      1,050,750
      Investment in affiliated company acquired for services.          (358)             -
        Accounts receivable - trade . . . . . . . . . . . . .        40,424         50,168
        Inventory . . . . . . . . . . . . . . . . . . . . . .       (31,861)       (34,200)
        Accounts payable - trade. . . . . . . . . . . . . . .        17,640       (102,270)
        Due to officers . . . . . . . . . . . . . . . . . . .        28,046         43,661
        Deferred revenues . . . . . . . . . . . . . . . . . .             -        (50,865)
        Customer deposits . . . . . . . . . . . . . . . . . .             -        (39,860)
                                                               -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES . . .      (722,231)      (722,213)
                                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment. . . . . . . . . . . . .        (5,148)       (38,934)
                                                               -------------  -------------

  CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . .        (5,148)       (38,934)
                                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loans. . . . . . . . . . . . . . .       220,148              -
  Principal payments on loans payable . . . . . . . . . . . .       (37,954)       (34,631)
  Proceeds from issuance of common stock. . . . . . . . . . .     1,040,130      1,015,500
                                                               -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES . . .     1,222,324        980,369
                                                               -------------  -------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .       494,945        219,222
  Cash and cash equivalents at beginning of year. . . . . . .        43,813            311
                                                               -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . .  $    538,758   $    219,533
                                                               =============  =============


                                  - CONTINUED -
The financial information presented herein has been prepared by management without audit by7independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 HUMATECH, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended January 31, 2003 and 2002
                                  (UNAUDITED)

                                                               Nine months    Nine months
                                                               ended          ended
                                                               January 31,    January 31,
                                                               2003           2002
                                                               -------------  -------------

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
Interest paid for the period . . . . . . . . . . . . . . . . . $     17,484   $     22,886
                                                               =============  =============

Income taxes paid for the period . . . . . . . . . . . . . . . $          -              -
                                                               =============  =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Transportation equipment acquired with long-term financing $     30,000   $     30,000
                                                               =============  =============

    Conversion of short-term debt into common stock. . . . . . $    220,148              -
                                                               =============  =============


The financial information presented herein has been prepared by management without audit by7independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material ad-justments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending April 30, 2003.

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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE  B  -  PREPARATION  OF  FINANCIAL  STATEMENTS  -  CONTINUED

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


NOTE  C  -  GOING  CONCERN  UNCERTAINTY

The  Company  has  incurred  cumulative  net  operating  losses of approximately
$(5,900,000) and has used cumulative cash in operating activities of approxi-mately $(2,700,000) during the period from May 1, 1997 through January 31, 2003.

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



                                            Year ended
                                            April 30,     Cumulative
                                            2001          effect of changes
                                            ------------  -------------------

Net Loss, as previously reported . . . . .  $  (329,650)
Effect of the correction of an error
  Recalculation of recognized revenue. . .     (277,640)  $         (297,640)
  Recalculation of cost of goods sold. . .       38,400               35,520
                                            ------------  -------------------
    Total effect of changes on
      Loss from Operations and Net Loss. .     (239,240)  $         (262,120)
                                            ------------  -------------------

Net Loss, as restated. . . . . . . . . . .  $  (568,891)
                                            ============

                                            Year ended
                                            April 30,     Cumulative
                                            2001          effect of changes
                                            ------------  -------------------

Earnings per share, as previously reported  $     (0.04)
Total effect of changes. . . . . . . . . .        (0.03)
                                            ------------

Earnings per share, as restated. . . . . .  $     (0.07)
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

3.     Inventory
       ---------

     Inventory consists of finished goods, raw materials and related packaging materials necessary to manufacture humate-based fertilizer products and animal feed additives. These items are carried at the lower of cost or market using the first-in, first-out method.

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

7.     Income  taxes
       -------------

     The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE  E  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

8.     Loss  per  share
       ----------------

     Basic  earnings  (loss)  per  share  is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2003 and 2002, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.

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


NOTE  G  -  FIXED  ASSETS

Included in the amounts reflected in the accompanying balance sheet are the following fixed assets on long-term capital leases:


                                              January 31,    January 31,
                                                      2003           2002
                                              -------------  -------------

      Manufacturing and processing equipment  $     68,511   $     68,511
      Accumulated depreciation . . . . . . .       (27,415)       (20,564)
                                              -------------  -------------

                                              $     41,096   $     47,947
                                              =============  =============

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

During the second quarter of Fiscal 2003, another unrelated party made various working capital advances to the Company totaling approximately $52,500. On September 24, 2002, the party making the advances converted the debt to common stock. The Company issued approximately 262,500 shares of restricted, un-registered common stock, valued at $0.23 per share, or $60,375. The difference between the effective repayment, based on a 50% discount off of the closing quoted price of the Company's common stock and the aggregate amount advanced was charged to operations as "compensation expense related to common stock issuances at less than "fair value".

On January 17, 2003, the Company executed a $88,793 short-term note payable with an unrelated party who previously loaned the Company funds on July 17, 2002. The note bore interest at 9.0% per annum. On January 18, 2003, the noteholder exercised their option to convert the outstanding principal and accrued interest into common stock. On the conversion date, the Company's closing quoted stock price was $0.87 per share. Using a 50.0% discount for the issuance of restricted, unregistered common stock, the Company issued 201,804 shares of restricted, unregistered common stock to convert this debt into equity.


NOTE  I  -  DUE  TO  OFFICERS

The Company has a license agreement with the Company's President and controlling shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information owned by IHFC by virtue of the incorporation of the predecessor sole proprietorship. The agreement requires a payment of 1.0% of the total gross sales of the Company. For the nine months ended January 31, 2003 and 2002, respectively, the Company paid or accrued approximately $620 and $1,961 for royalties under this agreement.

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

As of January 31, 2003 and 2002, total cumulative amounts unpaid under these agreements are as follows:

                              January 31,   January 31,
                                      2003          2002
                              ------------  ------------

        Officer compensation  $  1,101,111  $  1,469,845
        Royalty fees . . . .             -             -
                              ------------  ------------

                              $  1,101,111  $  1,469,845
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
                                  ========


NOTE  J  -  INCOME  TAXES

The components of income tax (benefit) expense for the nine months ended January 31, 2003 and 2002, respectively, are as follows:

                  October 31,   October 31,
                  2003          2002
                  ------------  ------------
      Federal:
        Current.  $          -  $          -
        Deferred             -             -
                  ------------  ------------
                             -             -
                  ------------  ------------
      State:
        Current.             -             -
        Deferred             -             -
                  ------------  ------------
                             -             -
                  ------------  ------------

      Total. . .  $          -  $          -
                  ============  ============

As of January 31, 2003, the Company has a net operating loss carryforward of approximately $5,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE  J  -  INCOME  TAXES  -  CONTINUED

The Company's income tax expense for the nine months ended January 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                   January 31,      January 31,
                                                                   2003             2002
                                                                   ---------------  ---------------

    Statutory rate applied to earnings (loss) before income taxes  $     (457,000)  $     (608,000)

    Increase (decrease) in income taxes resulting from:
      State income taxes. . . . . . . . . . . . . . . . . . . . .               -                -
     Other including reserve for deferred tax asset . . . . . . .         457,000          608,000
                                                                   ---------------  ---------------

      Income tax expense. . . . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                                   ===============  ===============

The deferred current tax asset on the October 31, 2002 and 2001 balance sheets, respectively, consists of the following:

                                January 31,         January 31,
                                2003                2002
                                ------------------  ---------------

    Current deferred tax asset  $       1,710,000   $    1,027,000
      Reserve. . . . . . . . .         (1,710,000)      (1,027,000)
                                ------------------  ---------------

      Net current tax asset. .  $               -   $            -
                                ==================  ===============

The current deferred tax asset results from the availability of the Company's net operating loss carryforward to offset future taxable income. The Company has fully reserved its deferred tax asset related to its net operating loss carryforward due to the uncertainty of future usage. During the nine months ended January 31, 2003 and 2002, the reserve for the deferred current tax asset increased (decreased) by approximately $83,000 and $108,000, respectively.


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


NOTE  K  -  COMMON  STOCK  TRANSACTIONS  -  CONTINUED

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

On November 2002 and January 2003, the Company issued an aggregate 212,500 shares of common stock in four (4) separate transactions pursuant to stock options registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan to an existing shareholder for cash proceeds of approximately $95,000. These transactions were valued, in the aggregate, at approximately $0.40 per share, which was below the closing quoted price of the Company's equivalent securities on the respective exercise date. The Company charged an aggregate $6,000 to operations as "compensation expense related to common stock issuances at less than "fair value"for the difference between the market value of the shares issued and the cash received.

In November 2002 and January 2003, the Company issued an aggregate 275,000 shares of common stock in three (3) separate transactions pursuant to stock options registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan to an existing shareholder, who is also the managing director of the Company's United Kingdom distributor, for cash proceeds of approximately $243,000. These transactions were valued at either $0.68 or $1.00 per share, as defined in the respective option grant, which was below the closing quoted price of the Company's equivalent securities on the respective exercise date. The Company charged an aggregate $26,000 to operations as "compensation expense related to common stock issuances at less than "fair value" for the difference between the market value of the shares issued and the cash received.

In November 2002, the Company issued 20,000 shares of common stock pursuant to stock options registered on Form S-8 pursuant to the Company's 2002 Omnibus Securities Plan to an existing shareholder, who is also the Company's primary legal counsel for Securities Law matters, for cash proceeds of approximately $13,600. This transaction was valued at $0.68 per share, which was below the closing quoted price of the Company's equivalent securities on the respective exercise date. The Company charged an aggregate $4,600 to operations as "compensation expense related to common stock issuances at less than "fair value" for the difference between the market value of the shares issued and the cash received.

In December 2002 and January 2003, the Company issued an aggregate 165,000 shares of common stock pursuant to stock options previously registered on an Form S-8 to an existing shareholder for cash proceeds of approximately $165,000. This transaction was valued at $1.00, which was below the closing quoted price of the Company's equivalent securities on the respective exercise date. The Company charged an aggregate $40,000 to operations as "compensation expense related to common stock issuances at less than "fair value" for the difference between the market value of the shares issued and the cash received. As of January 31, 2003, there was approximately $700 unpaid by the purchaser on this transaction.

On January 18, 2003, the Company issued 201,804 shares of restricted, unregistered common stock in payment of a short-term note payable in the amount of $88,973 dated January 17, 2003. This transaction was valued using a 50% discount from the closing quoted stock price on the date of the transaction. This discounted closing price was equivalent to the per share calculation and the Company did not recognize a charge to operations for the difference between the market value of the shares and principal converted to equity.

On January 20, 2003, the Company issued an aggregate 921,300 shares of restricted, unregistered stock to a group of six (6) individuals and/or entities, led by an existing shareholder, for total cash proceeds of approxi-mately $414,585. This transaction was valued using a 50% discount from the closing quoted stock price on the date of the transaction. This discounted closing price was equivalent to the per share calculation and the Company did not recognize a charge to operations for the difference between the market value of the shares and selling price of the shares.

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


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

The following table lists the issued and outstanding stock warrants as of January 31, 2003:

                                     Warrants
                         Warrants    outstanding at
                         originally  January 31,
                         issued.     2003            Exercise price
-----------------------  ----------  --------------  ---------------

2001 - Series A . . . .     343,750         343,750  $2.00 per share
2001 - Series B . . . .     343,750         343,750  $3.00 per share
2001 - Series C . . . .     343,750         343,750  $4.00 per share
2001 - Series D . . . .     343,750         343,750  $5.00 per share
                         ----------  --------------

Totals at July 31, 2002   1,375,000       1,375,000
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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE  M  -  STOCK  OPTIONS  -  CONTINUED

On June 3, 2002, the Company filed a Registration Statement under the Securities Act of 1933 registering an aggregate 1,500,000 shares of common stock to support the Company's 2002 Omnibus Securities Plan (Plan). The Plan was adopted by the Company's Board of Directors to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications. The Plan seeks to achieve this purpose by providing for Awards in the form of Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of Shares of the Company's Common Stock. Awards may be granted under this Plan in reliance upon federal and state securities law exemptions. From June 3, 2002 through January 31, 2003, the Company issued an aggregate 339,000 options to purchase shares pursuant to this Plan. As of January 31, 2003, outstanding options to purchase 80,000 shares of common stock remain unexercised.

The  following  table  summarizes  all options granted through January 31, 2003:



                    Options                                          Options
                    outstanding                                      outstanding
                    at           Options      Options    Options     at           Exercise price
                    4-30-02      granted      exercised  terminated  1-31-03      per share
                    -----------  -----------  ---------  ----------  ---------    ---------------

Financing options.      242,500      702,220    312,500           -    632,220    $  0.40 - $0.54
Consulting options
  2001 Plan. . . .    1,665,000            -    165,000   1,000,000    500,000    $  1.00 - $1.25
2002 Plan. . . . .            -      579,000    354,000           -    225,000    $  0.48 - $1.00
                    -----------  -----------  ---------  ----------  ---------

  Totals . . . . .    1,907,500    1,281,220    831,500   1,000,000  1,357,220
                    ===========  ===========  =========  ==========  =========

The weighted average exercise price of all issued and outstanding options at January 31, 2003 is approximately $0.74.

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

                                 HUMATECH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE  O  -  CONTINGENCIES

On  March 18, 2003, the Company was formally notified of an investigation by the
U. S. Securities and Exchange Commission seeking information on 1) sales transactions with the Company's United Kingdom affiliate in prior years; 2) agreements with and compensation paid to certain consultants retained for business development purposes and 3) information and supporting statistical data pertaining to certain of the Company's press releases. At the date of this filing, the financial impact, if any, is unknown. Management is fully complying with the requests for information made by representatives of the U. S. Securities and Exchange Commission.




     (Remainder  of  this  page  left  blank  intentionally)

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

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent certified public accounting firm has qualified their audit opinion for each of the prior two fiscal years ended April 30, 2002 and 2001, respectively, and their independent accountant's review report on the unaudited financial statements of Humatech, Inc. for the period ending January 31, 2003 and 2002. Their qualifying paragraph notes that the financial statements in this filing have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

RESULTS  OF  OPERATIONS

     During the first nine months of fiscal year 2003 (period ended January 31, 2003) as compared to the first nine months of fiscal year 2002 (period ended January 31, 2002), the Company experienced net revenues of $91,222 and $173,262, respectively. Of the $91,222 in net revenues for the nine months ended January 31, 2003, $300, or less than 1%, were from foreign sources, principally to Humatech, Ltd., a related party. All fiscal year 2002 revenues were derived solely from domestic sources. The first quarter of the Company's fiscal year experiences traditionally slower sales as this period falls between the Spring planting season and Fall harvesting seasons for the commercial agricultural market for the Company's products. The Company remains negatively impacted by the epidemic outbreak of Foot and Mouth disease in the European market for its animal feed products. However, management remains optimistic that its sales of its products into the animal feed marketplace will rebound in future periods as various biological and economic pressures on livestock herds in Europe and the United Kingdom ease and the livestock herds are rebuilt. The Company remains diligent in developing both the consumer agricultural market segment and animal feed segment to assist in reducing the seasonality of the Company's business operations.

     Costs of sales for the nine months ended January 31, 2003 and 2002 were $73,245 (representing 80.0% of sales) and $137,254 (representing 79.2% of sales). The stability in cost of sales is related to increased efficiencies in packaging and shipping in preparing the Company's products in container sizes compatible with the retail consumer lawn-and-garden marketplace. Management anticipates similar cost of sales levels in future periods as the Company's penetration into the consumer retail market grows and stabilizes as a component of the Company's business.

     The Company incurred total operating expenses of $1,313,190 and $1,823,784, respectively, for the nine months ended January 31, 2003 and 2002. The largest items in this category are officers compensation ($227,209 and $225,595, respectively), which is subject to long-term employment agreements, sales and marketing expenses ($182,845 and $82,004, respectively), research and development expenses ($35,639 and $18,692, respectively), depreciation expense ($50,572 and $46,348, respectively), and other operating expenses ($623,716 and $1,338,428, respectively). Of the $623,716 in other operating expenses for the nine months ended January 31, 2003, $75,802 was payroll expense, $28,433 was insurance expense, $20,174 was rent expense, $16,130 was transportation expense, $15,731 was telephone expense, and the balance was miscellaneous operating expenses. During the nine months ended January 31, 2003, the Company incurred a non-cash charge aggregating approximately $174,102 for "compensation expense related to common stock issuances at less than "fair value" for the issuance of common stock pursuant to the Company's 2002 Omnibus Stock Option Plan for common stock issued for consulting and legal fees, commissions and employee compensation.

     Overall, the Company incurred a net operating loss of $(1,313,190) and $(1,787,776) during the nine months ended January 31, 2003 and 2002, respectively, and a comprehensive loss of $(1,344,249) and $(1,787,776), respectively, for a net loss per share of $(0.08) and $(0.14), respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At January 31, 2003, the Company had cash of $538,758, accounts receivable of $14,094, inventories of $271,501, and prepaid expenses of $207,480. This compares to cash of $219,533, accounts receivable of $19,420, inventories of $230,685, and prepaid expenses of zero as of January 31, 2002. This increase in current assets from $459,577 to $1,031,833 is attributable mainly to the increase in cash and prepaid expenses.

     Cash flows provided by financing activities were $1,222,324 for the nine months ended January 31, 2003, as compared to $980,369 for the nine months ended January 31, 2002. This decrease of $241,955 was primarily a result of an increase in proceeds from short-term loans of $220,148. Of the $1,222,324 in cash flows provided by financing activities, $1,040,130, or 85%, was proceeds from the issuance of common stock.

     The Company's current liabilities increased from $1,263,593 at January 31, 2002 to $1,305,221 at January 31, 2003, primarily due to an increase in accounts payable - trade from $63,692 to $111,070. Total liabilities decreased slightly from $1,703,975 at January 31, 2002 to $1,703,543 at January 31, 2003.

     As a result of the above total stockholders equity went from a deficit of $961,145 at January 31, 2002 to a deficit of $441,450 at January 31, 2003.
While stockholders' equity - common stock, increased from $3,579,379 to $5,689,523 (primarily as a result of the sale of common stock), the Company's accumulated deficit increased from $4,490,524 at January 31, 2002 to $6,130,273 at January 31, 2003. Due to the Company's net operating losses, liquidity has been provided through principal advances on loans from related parties and/or the sale of restricted securities. The Company has had and continues to have a negative working capital position and may be subject to the suspension of credit by various vendors and suppliers. Any disruption in the availability of credit for the acquisition of necessary goods and services could have an adverse effect on the financial and operating condition of the Company.

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

     On January 17, 2003, the Company executed a $88,793 short-term note payable with an unrelated party who previously loaned the Company funds on July 17, 2002. The note bore interest at 9.0% per annum. On January 18, 2003, the noteholder exercised their option to convert the outstanding principal and accrued interest into common stock. On the conversion date, the Company closing quoted stock price was $0.87 per share. Using a 50% discount for the issuance of restricted, unregistered common stock, the Company issued 201,804 shares of restricted, unregistered common stock to convert this debt into equity.

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

                           PART II - OTHER INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

     On January 8, 2003, the Securities and Exchange Commission contacted us, through our legal counsel, and requested documentation supporting our recording of sales, and related revenue recognition, on transactions with Humatech, Ltd., a foreign entity which is a related party, for products which had not yet been shipped. After supplying the Commission with the requested documentation, we offered to restate financial statements covering the periods from the quarter ended January 31, 2000 through the quarter ended October 31, 2002 to reflect a change in our accounting treatment of approximately $350,000 in revenues from sales to Humatech, Ltd. The amended quarterly reports on Form 10-QSB/A, and annual reports on Form 10-KSB/A, were filed with the commission on February 13 and 24, 2003. On February 19, 2003, the Commission asked for additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. We voluntarily provided the requested documentation. In the matter of Humatech, Inc. (FW-2575-A).

     In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In January 2003, we issued 112,500 shares of common stock, restricted in accordance with Rule 144, to an existing shareholder pursuant to the exercise of warrants at $0.40 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the purchaser was an accredited investor.

     In January 2003, we issued 201,804 shares of common stock, restricted in accordance with Rule 144, to BEKS Corp. as repayment of loans in the aggregate principal amount of $88,793.61. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the purchaser was an accredited investor.

     In January 2003, we issued 921,300 shares of common stock, restricted in accordance with Rule 144, to six (6) investors, for aggregate consideration equal to $414,585. The issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, and the investors were accredited and sophisticated investors.

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

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          23.1 Consent  of  Independent  Certified  Public  Accountants

     (b)  Reports  on  Form  8-K

     On January 16, 2003, we filed a Current Report on Form 8-K enclosing a copy of our press release dated January 16, 2003 concerning our restatement of approximately $350,000 in year 2000 and 2001 revenues, and to clarify certain statements made in recent press releases.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March  24,  2003                      /s/ David G. Williams
                                              ----------------------------------
                                              By:  David G. Williams
                                              Its:  President, Director, and
                                                    Chief Executive Officer




Dated:  March  24,  2003                     /s/ John D. Rottweiler
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


Dated:  March  24,  2003                      /s/ David G. Williams
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

Dated:     March  24,  2003

                                                /s/ John D. Rottweiler
                                                --------------------------------
                                                John  D.  Rottweiler
                                                Chief  Financial  Officer