Form 10KSB
period 2003-04-30
HUMATECH INC
filed 2003-12-12
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-28557

Humatech, Inc.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3559839 (I.R.S. Employer Identification No.)
1959 South Val Vista Drive Suite 130 Mesa, Arizona (Address of principal executive offices)	85204 (Zip Code)

Registrant’s telephone number, including area code (480) 813-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __  No X .

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer’s revenues for its most recent fiscal year.      $241,292 for the year ended April 30, 2003.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $3,353,141, based on the closing price of $0.23 for the common stock on December 5, 2003.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 5, 2003, there were 26,403,161 shares of common stock, no par value, issued and outstanding.

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

Transitional Small Business Disclosure
Format (check one):

Yes __  No X .

HUMATECH, INC.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management’s Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 — DESCRIPTION OF BUSINESS

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

Business Overview

Industry Overview

In 1980, the United States Department of Agriculture released a report entitled Report and Recommendations on Organic Farming that cited the concerns expressed by farmers, environmental groups, and the general public about the adverse effects the petroleum-based U.S. agriculture production system has had on the productive capacity of U.S. soils. They were especially concerned about the extensive use of cash crops and agricultural chemicals, both fertilizers and pesticides. Among the major concerns were:

•  Increased cost of, and dependence on, external inputs of chemicals and energy;

•  Continued decline in soil productivity from excessive soil erosion and nutrient runoff losses;

•  Contamination of surface and groundwater from fertilizers and pesticides;

•  Hazards to human and animal health and to food quality and safety from agricultural chemicals;

•     Demise of the family farm and localized marketing system.

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

•    ORGANIC MATTER: Organic matter is a grouping of carbon containing compounds which have originated from living beings and deposited on or within the earth’s structural components. Soil organic matter includes the remains of all plant and animal bodies that have fallen on the earth’s surface or purposely applied by man in the form of organically synthesized pesticides. When organic matter is burned, there remains a residual ash. The residual ash is composed of the minerals, trace elements required by plants and animals during their normal growth processes. Thus organic matter contains mineral elements required by plants and animals.

•   HUMUS: Humus is a brown to black variable complex of carbon containing compounds not recognized under a light microscope as possessing cellular organization in the form of plant and animal bodies. Humus is separated from the non-humic substances such as carbohydrates (a major fraction of soil carbon), fats, waxes, alkanes, peptides, amino acids, proteins, lipids, and organic acids by the fact that distinct chemical formulae can be written for these non-humic substances. Microorganisms within the soil rapidly degrade most small molecules of non-humic substances. In contrast soil humus is slow to decompose (degrade) under natural soil conditions. When in combination with soil minerals, soil humus can persist in the soil for several hundred years. Humus is the major soil matter component, making up 65% to 75% of the total. Humus assumes an important role as a fertility component of all soils, far in excess of the percentage contribution it makes to the total soil mass.

•   HUMIC SUBSTANCES: Humic substances are the components of humus and as such are high molecular weight compounds that together form the brown and black hydrophilic, molecularly flexible, polyelectrolytes called humus. They function to give the soil structure, porosity, water holding capacity, cation and anion exchange, and are involved in the chelation of mineral elements. Humic substances can be subdivided into three major fractions (1) humin, (2) humic acids, and (3) fulvic acids.

•   HUMATES: Humates are metal (mineral) salts of humic or fulvic acids. Within any humic substance, there are a large number of complex humate molecules, and the humate composition of any one humic substance is specific for the substance. Thus there exists a large variability in the molecular composition of different humic substances.

The most biochemically active and plant responsive components of fertile soil are humic and fulvic acids. The decisions to replace and maintain adequate levels of humic/fulvic acids in the soil creates a positive economic and ecological impact. Humic acids are the end result of the decomposition of plant and animal matter, which exist in the final phase of the humification process of soils. Humification is the process wherein crop residues, leaves, stalks, cover crops, manure’s, etc., are first broken down by soil micro-organisms. Various enzymes, fungi and bacteria then break down the cellulose. Further activity and breakdown by very specific fungi and bacteria finally result in the mineralization of humic acids from the material that is commonly referred to as "humus". Simply put, humic acids are derived from various organic materials that are commonly turned under by farmers throughout the world to derive well-known benefits.

Humic substances play a vital role in soil fertility and plant and animal nutrition. Plants grown on soils that contain adequate humin, humic acids, and fulvic acids are less subject to stress, are healthier, produce higher yields, and as a result the nutritional quality of harvested foods and feeds are superior. The value of humic substances in soil fertility and plant nutrition relates to the many functions these complex organic compounds perform as a part of the life cycle on earth. The life-death cycle involves a recycling of the carbon containing structural components of plants and animals — through the soil and air — and back into the living plant, and animal.

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

Our Fertilizer Products

We manufacture and distribute organic based fertilizer products to three primary groups: (A) growers of agricultural crops, (B) golf courses and commercial landscapers, and (C) mass merchandisers and independent nurseries in the lawn and garden market. Our fertilizer products accounted for approximately 72% of our sales last year.

In the agriculture market, we offer the following fertilizer products:

•    AGRI-HUME (Chipped or Powder). A highly oxidized, salt free, carbon-rich leonardite specifically blended to provide the highest quality and richest concentration of humic and fulvic acids available. It contains over 40 naturally occurring elements.

•    MAXIMIZE. A multi-functional humic and fulvic acid liquid blend. MAXIMIZE increases nutrient uptake, accelerates root growth, reduces fruit shed, provides even maturity, and acts as a food source for beneficial micro-organisms. MAXIMIZE is also effective as an extender for herbicides and fungicides.

•   SLINGSHOT. A concentrated liquid fulvic acid extract. Due to its unique carbon based molecular structure, SLINGSHOT a very effective chelating compound and may be piggybacked with insecticide applications.

•    NITRO-PLUS (18-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 18% nitrogen, which enhances the delivery of nitrogen to the plant in the most compatible salt free form available. This product may also be piggybacked with insecticide application.

•    MACRO-PLUS (8-16-4). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with N-P-K and selected trace elements. Designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and act as a natural plant growth regulator. This product may also be piggybacked with insecticide application.

•    IRON-PLUS (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 12% nitrogen, plus 4% Iron, 6% sulfur, 1% zinc, 1% calcium, .5% manganese and selected trace elements. A product for foliar applications on citrus and turf where iron uptake is limited by excessive soil-based salts. This product may also be piggybacked with insecticide applications.

•    ZINC-PLUS (12-0-0). This product has a liquid humic and fulvic acid base, the same as in the product MAXIMIZE, and is fortified with 12% nitrogen, plus 4% zinc, 6% sulfur, 1% iron, 1% calcium, .5% manganese and selected trace elements. A product designed to help retard plant shutdown and decrease shedding which is best utilized for late season foliar application on cotton and other row crops. This product may also be piggybacked with insecticide applications.

•    CALCIUM-PLUS (13-0-0). This product contains 12.5% calcium in a fulvic acid base. This truly soluble calcium and nitrogen provides fast plant growth and reduced shed of blooms and fruit. Boron can be added to this combination and will eliminate blossom end rot in most flowering plants.

In the golf course, commercial landscaping, and home, lawn and garden market, we offer the following fertilizer products:

•   ORGANIC ADVANTAGE HOUSE PLANT SOLUTION READY TO USE. A pre-diluted product ready to use foliar spray for houseplants that enhances plant growth and bloom setting, increases plant health, and greens house plants.

•    ORGANIC ADVANTAGE SOIL BUILDER. A multi-functional humic and fulvic acid liquid extract that will accelerate the release humic material that improves soil structure, fertility, optimizes plant health, maximizes garden crop yield and acts as a food source for beneficial microorganisms, and enhances the effectiveness of fertilizers. When diluted, ORGANIC ADVANTAGE SOIL BUILDER is also effective as a transplant solution that eliminates the shock of transplanting potted plants, trees, and shrubs.

•    ORGANIC ADVANTAGE LAWN FOOD. This product, fortified with 18% nitrogen, helps carry nitrogen delivery to the plant in the most compatible salt free form available, thus maximizing plant response to the uptake of nitrogen without burning lawns. This product may also be piggybacked with insecticide application.

•   ORGANIC ADVANTAGE PLANT FOOD. The product is fortified with N-P-K (8-16-4) and selected trace elements which is designed for use as a major nutrient foliar fertilizer to promote bloom and fruit set, reduce shedding, and improve garden production. Its unique salt free composition will not burn foliage. This product may be piggybacked with insecticide applications.

•    ORGANIC ADVANTAGE BLOOM SET LEAF SPRAY. This product, designed for indoor use, stimulates the bloom set, builds strong roots, and provides plant nutrition through the leaves.

•    ORGANIC ADVANTAGE INDOOR PLANT AND BLOOM. This product, designed for indoor use, builds strong roots, stimulates the bloom set, improves soil structure and aeration, and improves a plant’s water holding capacity.

Our Animal Feed Supplements Products

We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Sales of our animal feed supplements accounted for approximately 28% of our sales last year.

Our animal feed supplement products consist of:

•    PROMAX. An organic, non-toxic feed ingredient used for non-ruminant animals that provides an all-natural source of nutritional iron. All the data on the benefits of PROMAX have been gathered from scientific research from extensive research trials at Texas A&M University and Texas Tech University.

Our Bio-Remediation Products

We manufacture a limited line of products that assist in the removal of contaminants from the soil. Our bio-remediation products did not account for any of our sales last year, and are not expected to account for any material portion of our sales in the fiscal year ended April 30, 2004.

Our bio-remediation products are:

•    SALT AWAY and BIOLIMINATE. This two-product-line system is designed to bio-remediate soils on site for removal of salt and oil contamination. SALT AWAY is a multi-component aqueous solution which, when properly applied, reduces excess salt in the soil to a level that allows plant growth to begin again. BIOLIMINATE markedly accelerates the biodegradation of organic hazardous waste in the soil. BIOLIMINATE addresses two factors which limit the biodegradation process: 1) The lack of homogeneous exposure of the contaminant to indigenous or applied bacteria, and 2) the viability of the bacteria available to metabolize the contaminant.

Distribution of Our Products

In general, we will utilize three formal channels of distribution. The first is a network of agriculture dealers/distributors who will continue to represent and expand the sales volume of our products in the agricultural row crop segment in almost every state. The second is direct sales representatives who will market and distribute products through large established buyer groups, and distributors into selected markets such as the lawn and garden and home improvement markets, geographical areas not represented by an established dealer/distributor network and key accounts. The third channel is the use of executive sales on strategic key accounts, with the international segment managed by our management on a selective basis. As the accounts and segments become active clients, the involvement of our executives and advisory board members will decrease as direct sales representatives are assigned specific responsibility to the clients.

The small firms that do exist in the humate industry do not have established, specific, and formal channels of distribution. The competition uses direct sales by executives and owners in regional areas where the product is produced. Market penetration is very difficult beyond their sphere of influence.

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

Market Segments	Executive Sales	Direct Sales	Distributors/Dealers

Agriculture—Row Crop		XX	XX
Animal Feed Ingredient	XX	XX	XX
Lawn/Garden/Home Improvement		XX	XX
Bioremediation		XX	XX
International	XX		XX

Raw Materials and Manufacturing Our Products

We purchase a significant amount of chemicals and raw materials from the open market. The majority of our humates are purchased from a single supplier, RAMMSCO, Inc., an entity controlled by our Chairman David G. Williams, because the product is made to specific formulation not known to other suppliers and at a significantly lower price than other suppliers. The Company did not make material purchases from this entity in the years ended April 30, 2003 and 2002.

Competition

We do not have any significant competitors, with respect to size, financial strength, and market distribution, that manufacture humate-based trace element products and animal feed ingredients. The financial and market strengths of competitive firms do not present any major competitive factors. Although some of our competitors have been in business a long time, they are regional in scope and their experience limits their sales to the local client and type of crops grown. Most of the companies are small, independent, and geographically restricted which manufacture and market a very limited type of dry product or liquid humic acid into the agricultural crops arena. We try to assist our distributors that are established in that same area, through technical support, local advertising, and customer service.

We intend to establish ourselves in the market by providing a high quality product at a reasonable cost to the customer, and by providing exceptional personal service through our distribution channels. We believe that, given the choice, most consumers of our products would choose to use environmentally friendly products over chemical-based products.

Hoof and Mouth Disease Breakout in European Union

In February 2001, an outbreak of Hoof and Mouth Disease occurred throughout the United Kingdom, and later in parts of Europe. As a result, there was an immediate ban on the sale and shipment of almost all products to local farmers.

At the time of the outbreak, we had, through Humatech, Ltd., started test trials with one of the largest pig breeding and genetics companies in the UK, had met with at least five potential new customers in the area, and had a purchase order for our fertilizer products. As a result of these developments, we had purchased a large amount of inventory. When the outbreak occurred, all sales were cancelled, as were the test trials, leaving with us a larger-than-usual amount of inventory and reduced sales.

As a result of the outbreak, we have focused our efforts primarily in the United States, and our management believes that we can sustain our operations without overseas sales. However, now that Hoof and Mouth Disease is under control again in the UK, we intend to re-approach our potential customers and pursue sales overseas again.

Patents and Trademarks

We have applied for and received trademark protection for most of our product names. We have applied for two patents, one is still pending and the other has been granted. The pending application is for an "animal feed additive containing humates and a method of using this additive", applied for in 1999. The granted patent is for a "Positive Displacement Pump", applied for in 2001.

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

Federal and state authorities regulate the manufacture and sale of some of our specific products. Compliance with regulatory authorities is not a material expense, nor does it currently have a material impact on our potential profitability. We have obtained required general state permits and licenses to operate our facilities. There can be no assurance that our operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

Inflation

Inflation has not historically been a material factor in our operations and is not expected to have a material impact on our operations in the future.

Foreign Operations

In November 1998, we entered into a letter of intent for the purpose of establishing a joint venture to promote and sell our products into the European Union of Countries. On November 12, 1998, we formed a new entity named Humatech, Ltd., of which we currently own a 41% interest, with the remaining interest owned by European-based investors. We sell product to Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties. However, we do not recognize revenue or cost of sales from those sales until Humatech, Ltd. sells the product to third party customers. Sales to Humatech, Ltd. did not account for any of our revenues in the last two fiscal years.

Employees

As of December 5, 2003, we employed a total of nine (9) full-time employees, two (2) of which were officers, three (3) of which were engaged in manufacturing activities, and three (3) of which were engaged in sales activities, and one (1) engaged in administrative activities.

ITEM 2 — DESCRIPTION OF PROPERTY

Our main office is located in Mesa, Arizona under the terms of a three (3) year lease terminating on July 14, 2006 at a rate of $1,512.83 per month.

We lease approximately four (4) acres of land in the Albuquerque, New Mexico area from RAMMSCO, INC., an entity controlled by our officers and directors. The lease is for a period of five (5) years, terminating on April 30, 2006, at a rate of $1,100 per month.

ITEM 3 — LEGAL PROCEEDINGS

On January 8, 2003, the Securities and Exchange Commission contacted us, through our legal counsel, and requested documentation supporting our recording of sales, and related revenue recognition, on transactions with Humatech, Ltd., a foreign entity which is a related party. After supplying the Commission with the requested documentation, we offered to restate financial statements covering the periods from the quarter ended January 31, 2000 through the quarter ended October 31, 2002 to reflect a change in our accounting treatment of approximately $350,000 in revenues from sales to Humatech, Ltd. The amended quarterly reports on Form 10-QSB/A, and annual reports on Form 10-KSB/A, were filed with the commission on February 13 and 24, 2003. Subsequently, the Commission asked for additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. We voluntarily provided the requested documentation. In the matter of Humatech, Inc. (FW-2575-A).

We have been advised by the staff of the SEC that they may recommend further action against us and our officers and directors, and that we have an opportunity to make a written submission on the issues directly to the Commission. We have made this submission, but have not, as yet, received any response from the SEC. If the SEC does institute an action against us and our officers and directors, it has indicated that it would seek injunctive relief, disgorgement of monies raised by us, and the payment of a civil penalty. We believe we have meritorious defenses to the allegations that the SEC staff has made, and we intend to vigorously defend ourselves if any action is brought by the SEC.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the Pink Sheets under the symbol "HUMT." Historically, our stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("OTCBB"), under the same symbol. On September 25, 2003, the OTCBB de-listed our common stock because of our failure to stay current with our reporting obligations under the Securities Exchange Act of 1934 (the "’34 Act"), and on that same day our common stock was quoted on the Pink Sheets. As soon as our filings under the ’34 Act are current, we intend to apply to once again have our common stock quoted on the OTCBB. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year		Prices

Ended
April 30,	Period	High	Low

2002	First Quarter	$0.90	$0.36
	Second Quarter	$0.90	$0.36
	Third Quarter	$0.65	$0.25
	Fourth Quarter	$1.46	$0.90

2003	First Quarter	$1.15	$0.55
	Second Quarter	$0.89	$0.42
	Third Quarter	$1.58	$0.40
	Fourth Quarter	$0.97	$0.61

2004	First Quarter	$0.79	$0.51
	Second Quarter	$0.62	$0.20

Close on December 5, 2003		$0.23	$0.23

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

Holders

As of April 30, 2003 and November 10, 2003 there were 18,619,733 and 26,403,161 shares, respectively, of our common stock issued and outstanding and held by approximately 150 holders of record, and over 5,000 beneficial owners.

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

Recent Sales of Unregistered Securities

            In February 2003, we issued 112,500 shares of common stock to an accredited investor upon the exercise of warrants at $0.40 per share,  for an aggregate purchase price of $45,000. The shares were "restricted" securities as defined under Rule 144 of the Securities Act of 1933. The issuance was exempt from registration pursuant to Section 4(2) of the Act.

In February and March 2003, we issued 1,343,520 shares of common stock to six sophisticated and/or accredited investors in exchange for consideration equal to $604,584. The shares were "restricted" securities as defined under Rule 144 of the Securities Act of 1933. The issuances were exempt from registration pursuant to Section 4(2) of the Act.

In March 2003, we issued 18,741 shares of our common stock to an investor in exchange for $7,500 consideration paid in February 2002. The shares were "restricted" securities as defined under Rule 144 of the Securities Act of 1933. The issuance was exempt from registration pursuant to Section 4(2) of the Act, and the investor was a sophisticated investor.

In March 2003, we issued 201,804 shares of our common stock to BEKS Corp. as repayment of loans in the aggregate principal amount of $89,793.61. The shares were "restricted" securities as defined under Rule 144 of the Securities Act of 1933. The issuance was exempt from registration pursuant to Section 4(2) of the Act, and the investor was an accredited investor.

           In March 2003, we issued 6,380,267 shares of our common stock to RAMMSCO, Inc., an accredited investor principally controlled by David G. Williams and John D. "J.D." Rottweiler, our officers and directors. The shares were issued as consideration under the Mining Minerals Purchase Agreement entered into with RAMMSCO on March 26, 2003, and the issuance was exempt from registration pursuant to Section 4(2) of the Act. The agreement with RAMMSCO was later rescinded, and the shares were cancelled and returned to treasury.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Qualified Report of Independent Certified Public Accountants

Our independent accountant has qualified his report, stating that the audited financial statements of Humatech, Inc. for the period ending April 30, 2003 have been prepared assuming the company will continue as a going concern. They note that the Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Results of Operations for the year ended April 30, 2003 as compared to the year ended April 30, 2002

During the year ended April 30, 2003, we reported net revenues of $241,292 as compared to $168,857 for the year ended April 30, 2002, an increase of almost 43%. All of the revenues recognized for the year ended April 30, 2002 were from domestic sources, while $190,335 of the revenues recognized for the year ended April 30, 2003 were from domestic sources. We did not recognize any revenues for the sale of products to Humatech, Ltd., a United Kingdom entity which is a related party, during these periods. Sales increased during the most recent fiscal year because we began to have distribution of our fertilizer products in a small number of retail outlets in certain parts of the United States.

For the year ended April 30, 2003, we incurred cost of sales of $248,540 (103% of net revenues) as compared to $251,147 (149% of net revenues) for the year ended April 30, 2002. Our cost of sales exceeded our sales because we donated some product for initial testing, we wrote off some inventory, and our cost to produce product at these low levels exceeds our revenues. The decrease in costs as a percentage of revenues is attributable to the spreading of fixed costs, such as inventory expenses, over a larger amount of sales.

Of the $248,540 in cost of sales expenses for the year ended April 30, 2003, $67,250 was manufacturing labor, $39,429 was equipment expense, $38,882 was material cost, $31,838 was warehouse rent, and the remaining was other expenses.

Of the $251,147 in cost of sales expenses for the year ended April 30, 2002, $75,572 was manufacturing labor, $52,578 was equipment expense, $36,147 was warehouse rent, and the remaining was other expenses.

Gross profit was $(7,248) for the year ended April 30, 2003 as compared to $(82,290) for the year ended April 30, 2002. As discussed above, this increase in gross profit as a percentage of net revenues is due primarily to the increased revenues attributable to retail sales of our fertilizer products and the corresponding decrease in cost of sales.

During the year ended April 30, 2003, we incurred total operating expenses of $2,182,696, resulting in a loss from operations of $2,189,944 as compared to total operating expenses of $2,699,060 for the year ended April 30, 2002, resulting in a loss from operations of $2,781,350.

Of the $2,182,696 in operating expenses for the year ended April 30, 2003, we recorded professional and consulting expenses of $1,008,060, officer salaries of $320,000, business development expenses of $374,604, and payroll expenses of $131,000.

Of the $2,699,060 in operating expenses for the year ended April 30, 2002, we recorded professional and consulting expenses of $2,137,831 and officer salaries of $300,000.

We recognized depreciation expense on our plant and equipment of $21,193 for the year ended April 30, 2003, as compared to $34,840 for the year ended April 30, 2002. This charge to operations may fluctuate in future periods as new equipment is acquired and existing equipment reaches the end of its depreciable life.

Research and development expenses increased from $36,286 for the year ended April 30, 2002 to $53,593 for the year ended April 30, 2003. The increase was directly attributable to a Research Agreement with Texas Tech University, a non-profit educational institution of the State of Texas, to investigate a natural, organic trace mineral supplement, using our Promax animal feed supplement, for pigs that could improve pig performance and reduce the occurrence of odor.

As a result of the above, we incurred a net loss for the year ended April 30, 2003 of $(2,189,944) as compared to a net loss for the year ended April 30, 2002 of $(2,781,350). Loss per share of weighted-average stock outstanding for the respective years ended April 30, 2003 and 2002 was $(0.13) and $(0.21) per share.

Liquidity and Capital Resources

For the year ended April 30, 2003, cash used in operating activities was equal to $910,853, as compared to $1,109,260 for the year ended April 30, 2002.

Cash flows provided by financing activities were $1,080,367 for the year ended April 30, 2003 as compared to $1,173,747 for the year ended April 30, 2002. This decrease of $93,380 was due to an increase in proceeds from issuances of debt of $221,149, offset by a decrease in proceeds from the exercise of common stock options and warrants of $125,355, and a decrease in proceeds from the sale of common stock of $168,435.

We have no significant capital requirements identified for the year ended April 30, 2004. We do anticipate material legal and accounting expenses related to the SEC’s investigation into our revenue reporting, and the restatement of at least two years of our financial statements and financial statement reporting obligations.

At April 30, 2003, we reported total current assets of $302,480, including cash of $206,710, inventory of $51,746, and accounts receivable of $43,524. At April 30, 2002, we reported total current assets of $173,973, including cash of $43,812, inventory of $98,678, and accounts receivable of $31,483. The increase in current assets is due primarily to the increase in cash from capital raising activities.

At April 30, 2003, we reported total current liabilities of $1,698,572, including accrued compensation to officers of $1,098,898, notes payable – current portion of $341,253, and accounts payable of $123,104. At April 30, 2002, we reported total current liabilities of $1,637,715, including accrued compensation to officers of $1,099,633, notes payable – current portion of $339,614, and accounts payable of $103,662.

Our working capital, calculated as total current assets minus total current liabilities, is a negative $1,396,092 as of April 30, 2003. The majority of our current liabilities are accrued compensation to officers ($1,098,898), which if extracted from the calculation makes our pro-forma working capital a negative $$297,194. We are currently attempting to raise capital to cover this working capital deficit, as well as to expand our marketing and distribution capabilities. If we are not successful in raising the required capital, we will have to either suspend operations or seek additional funds from short and long term borrowing sources or through the sale of common stock. Our working capital was a negative $1,463,742 as of April 30, 2002.

Our total assets at April 30, 2003 were $417,450, and our total liabilities were $1,878,800. Our total stockholders equity was a deficit of ($1,461,350). Our total assets at April 30, 2002 were $319,510, total liabilities were $1,834,220, and our total stockholders equity was a deficit of ($1,514,710).

Future operating liquidity and debt service are expected to be sustained from continuing operations using management’s assumption that we are able to pay our current liabilities from capital raised, then increase our sales and to collect our accounts receivable in a timely fashion. Although our management does not anticipate any difficulties in increasing our sales and collecting our accounts receivable, in the event that unforeseen difficulties do arise, we may not be able to sustain operations. In such an event, we will have to either suspend operations or seek additional funds from short and long term borrowing sources or through the sale of common stock. However, there is no assurance that we will be able to obtain additional funding through either additional financing or sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by us.

Critical Accounting Issues

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Our critical accounting policy is the recording of sales, and related revenue recognition, on transactions with Humatech, Ltd., a foreign entity that is a related party of which we currently own 41%. We account for our investment in Humatech, Ltd. under the equity method. Sales, and the associated cost of sales, to Humatech, Ltd. are not recognized until the product has been sold by Humatech, Ltd. to third-party customers.

ITEM 7 — FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Humatech, Inc.

Report of Epstein, Weber & Conover, PLC	A-2

Consolidated Balance Sheet as of April 30, 2003	A-3

Consolidated Statements of Operations for the years	A-4
ended April 30, 2003 and 2002

Consolidated Statement of Stockholders’ Deficit for years ended	A-5
April 30, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended	A-6
April 30, 2003 and 2002

Notes to Consolidated Financial Statements	A-8 to A-20

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 8. On May 12, 2003, we filed a current report on Form 8-K regarding the resignation of our previous auditor, S.W. Hatfield, CPA, and on July 18, 2003, we filed an amended current report on Form 8-K/A regarding the engagement of our new auditor, Epstein, Weber & Conover, PLC .

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David G. Williams	54	President, CEO, and Director

John D. "J.D." Rottweiler	58	Secretary, CFO, and Director

David G. Williams has been with us since our inception in 1996. He has more than two decades experience in the humate industry and as an entrepreneur involved in the broad and extensive management of financial responsibilities, staffing, manufacturing and production, and developing sales worldwide. He has completed major product development projects through years of research and development, field trials and tests that have produced the company’s current and future product lines. Currently responsible for the developing and maintaining the vision of the company, overseeing sales and marketing, product development, production, and customer service. Mr. Williams continues to develop business opportunities and strategic alliances with other companies and organizations.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the required parties are delinquent in their 16(a) filings.

Board Meetings and Committees

During the fiscal year ended April 30, 2003, the Board of Directors met on a weekly basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

We presently have no executive committee, nominating committee or audit committee of the Board of Directors.

ITEM 10 — EXECUTIVE COMPENSATION

Executive Officers and Directors

Effective July 1, 1996, we entered into an employment agreement with David G. Williams to serve as our President and CEO. The agreement originally covered the term from July 1, 1996 through June 30, 2001, but has automatically renewed for a two (2) year term pursuant to its renewal terms. At the end of any renewal term, and upon sixty (60) days’ written notice, either party may terminate the agreement without penalty. The agreement provided for annual compensation of $128,000 during its first year, $150,000 during its second year, and $175,000 for all successive years, including the renewal term.

Effective July 1, 1996, we entered into an employment agreement with John D. Rottweiler to serve as our Executive Vice President and CFO. The agreement originally covered the term from July 1, 1996 through June 30, 2001, but has automatically renewed for a two (2) year term pursuant to its renewal terms. At the end of any renewal term, and upon sixty (60) days’ written notice, either party may terminate the agreement without penalty. The agreement provided for annual compensation of $80,000 during its first year, $100,000 during its second year, and $125,000 for all successive years, including the renewal term.

2002 Omnibus Securities Plan

On April 19, 2002, our Board of Directors approved the Humatech, Inc. 2002 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 1,500,000 shares of our common stock. On May 1 of each year, the number of shares in the 2002 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. As of November 10, 2003, a total of 1,302,021 shares of our common stock, or options to acquire shares of our common stock, had been issued under the plan.

Board Compensation

A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not our employees.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2003 and 2002. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David G. Williams	2003	175,000(1)	-0-	-0-	-0-	-0-	-0-	2,413 (2)
President and CEO	2002	175,000(1)	-0-	-0-	-0-	-0-	-0-	1,689 (2)

John D. Rottweiler	2003	125,000(1)	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and CFO	2002	125,000(1)	-0-	-0-	-0-	-0-	-0-	-0-

(1)         Some amounts accrued but not paid during the fiscal year.

(2)        Represents payments received pursuant to a royalty agreement. Mr. Williams also received certain payments pursuant to contractual agreement for various equipment leases.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 10, 2003, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	David G. Williams	8,350,630 (3)	31.6%
Common Stock	John D. Rottweiler	3,473,658	13.2%
Common Stock	Medical Media Technologies, LLC 2700 N. Hemlock Court, Suite 111-B Broken Arrow, OK 74012	2,406,250 (4)	8.8%
Common Stock	All officers and directors as a group (2 persons)	11,824,288 (3)	44.8%

(1)         Unless otherwise noted, the address of each beneficial owner is c/o Humatech, Inc., 1959 South Val Vista Drive, Suite 130, Mesa, Arizona 85204.

(2)         Based on 26,403,161 shares outstanding as of November 10, 2003.

(3)        Includes 4,307,375 shared held directly by Mr. Williams. Also includes 4,043,255 shares held by Willow Capital, L.P., over which Mr. Williams does not have voting or disposition power, however, he does have a pecuniary interest in that he is the beneficiary of proceeds that may be received from the sale of the shares. Voting and disposition power over the shares held by Willow Capital, L.P. is held by the adult children of Mr. Williams.

(4)         Includes warrants to acquire up to 1,031,250 shares of our common stock, exercisable as follows: Series B – 343,740 shares at $3.00 per share, expiring on the third anniversary of the warrant; Series C – 343,750 shares at $4.00 per share, expiring on the fourth anniversary of the warrant; and Series D – 343,750 shares at $5.00 per share, expiring on the fifth anniversary of the warrant. The managing and controlling member of Medial Media Technologies, LLC is Mr. Dale Donaldson.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

License Agreement

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

As of April 30, 2003 and 2002, total cumulative amounts unpaid under these agreements are as follows:

	2003	2002

Officer compensation	$1,098,898	$1,073,065
Royalty Fees	-	-

	$1,098,898	$1,073,065

Future amounts due under the employment agreements are as follows:

Year ending
April 30,	Amount

2004	$300,000
2005	$50,000

Total	$350,000

Mining Materials Purchase Agreement

On March 26, 2003, we entered into a Mining Materials Purchase Agreement with RAMMSCO, Inc., a Nevada corporation principally controlled by David G. Williams and John D. "J.D." Rottweiler, our officers and directors. RAMMSCO owns certain mining rights to acquire certain materials from a designated area. We use those materials in the development of our products. Under the terms of the agreement, RAMMSCO agreed to sell to us exclusively all of the materials from the defined area at a fixed price (subject to adjustment for inflation and actual increases in operating costs) deemed by our management to be advantageous when compared to the marketplace, for a period of twenty (20) years. We must pay the costs of extraction. In addition, we have an option to purchase, on terms and conditions to be agreed upon by the parties, any other materials which may be extracted from the area, as well as a right of first refusal for up to two (2) years after termination of the agreement. As consideration for the obligations of RAMMSCO under the agreement, we agreed to issue to RAMMSCO 12,500,000 shares of our common stock, of which 6,380,267 shares have been issued as of the date hereof.

In contemplation of entering into the Materials Agreement, we sought the advice of a tax professional about the taxable impact of the transactions contemplated thereby. Based on the advice received, and specifically the fact that the transactions would not result in a large immediate taxable event, we executed the Materials Agreement. Subsequent to the date of the Materials Agreement, we have been advised that the tax advice we received was false, and as a result we entered into the Materials Agreement based upon a mistake of fact.

As a result, on July 23, 2003, we entered into a Mutual Rescission Agreement with RAMMSCO, terminating the Materials Agreement in its entirety effective as of the date of its execution, March 26, 2003. All consideration which was paid was returned, including the 6,380,267 shares of our common stock, which was cancelled.

ITEM 13 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Item No.	Description

2.1 (1)	Asset purchase agreement by and between International Humate Fertilizer Co. and Midwest Enterprise Consultants, Inc.

3.1 (1)	Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.2 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.3 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.4	Amendment to the Articles of Incorporation of Humatech, Inc.

3.5	Restated Articles of Incorporation of Humatech, Inc.

3.4 (1)	Bylaws of Humatech, Inc.

4.1 (2)	Humatech, Inc. 2002 Omnibus Securities Plan

10.2 (1)	Employment agreement by and between International Humate Fertilizer Co. and David G. Williams

10.3 (1)	Employment agreement by and between International Humate Fertilizer Co. and John D. Rottweiler

10.4 (1)	Royalty agreement by and between International Humate Fertilizer Co. and David G. Williams

10.5 (1)	Joint venture agreement for Humatech, Ltd.

10.6 (1)	Lease of Premises located in Houston, Texas.

10.7 (1)	Lease of Premises located in Katy, Texas.

10.8 (3)	Mining Minerals Purchase Agreement with RAMMSCO, Inc.

10.9 (4)	Mutual Rescission Agreement with RAMMSCO, Inc.

10.10	Lease of Premises located in Mesa, Arizona.

10.11	Lease of land in Albuquerue, New Mexico.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (1)          Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 12, 2002.

   (2)          Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on June 3, 2002.

   (3)          Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on April 3, 2003

   (4)          Incorporated by reference from our Current Report on Form 8-K dated July 24, 2003 and filed with the Commission on July 28, 2003.

(b)        Reports on Form 8-K

On February 13, 2003, and on February 24, 2003, we filed Current Reports on Form 8-K regarding the status and completion, respectively, of our restatement of approximately $350,000 in year 2000 and 2001 revenues.

On April 3, 2003, we filed a Current Report on Form 8-K regarding the Mining Material Purchase Agreement entered into with RAMMSCO, Inc.

On April 7, 2003, and on April 23, 2003, we filed Current Reports on Form 8-K enclosing certifications required by the Sarbanes-Oxley Act of 2002.

ITEM 14 — CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 8, 2003	HUMATECH, INC.

	By:	/s/ David G. Williams

Chairman, President, CEO, and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 8, 2003	HUMATECH, INC.

	By:	/s/ David G. Williams

Chairman, President, CEO, and
Director

Dated: December 8, 2003	HUMATECH, INC.

	By:	/s/ John D. Rottweiler

Secretary, Chief Financial
Officer, and Director

HUMATECH, INC.

Financial Statements as of
April 30, 2003
And Independent Accountants’ Report

HUMATECH, INC.

TABLE OF CONTENTS

Page

INDEPENDENT ACCOUNTANTS’ REPORT	A-2

FINANCIAL STATEMENTS:

Balance Sheets at April 30, 2003 and 2002	A-3

Statements of Operations for the years ended	A-4
April 30, 2003 and April 30, 2002

Statements of Stockholders’ Deficit for the	A-5
years ended April 30, 2003 and April 30, 2002

Statements of Cash Flows for the	A-6
years ended April 30, 2003 and April 30, 2002

NOTES TO FINANCIAL STATEMENTS	A-8

INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of
Directors of Humatech, Inc.:

We have audited the accompanying balance sheets of Humatech, Inc. as of April 30, 2003 and 2002, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humatech, Inc. as of April 30, 2003 and 2002, and the results of its operations and cash flows for each of the two years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended April 30, 2002 have been restated from what had been previously reported. Those statements were previously audited by other auditors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the years ended April 30, 2003 and 2002 and has negative working capital of $1,396,092 as of April 30, 2003. In addition, the Company has not yet generated significant revenue needed to achieve management’s plans and support its operations and there is no assurance that the Company will be able to generate such volume or raise financing sufficient to cover cash flow deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EPSTEIN WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
October 20, 2003

HUMATECH, INC.

BALANCE SHEETS______________________________________________________________________________________

		(RESTATED)
	April 30, 2003	April 30, 2002
ASSETS:

CURRENT ASSETS
Cash	$206,710	$43,812
Accounts receivable, net of allowance of $20,167	43,524	31,483
Inventories	51,746	98,678
Prepaid expenses and other assets	500	-

Total current assets	302,480	173,973

PROPERTY AND EQUIPMENT, net	114,275	143,811

DEPOSITS	695	1,726

TOTAL ASSETS	$417,450	$319,510

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$123,104	$103,662
Accrued liabilities	9,454	28,180
Customer deposits	51,580	47,817
Due to affiliates	63,259	49,931
Capital lease obligation - current portion	11,024	8,378
Notes payable - current portion	341,253	339,614
Accrued compensation to officers	1,098,898	1,060,133

Total current liabilities	1,698,572	1,637,715

NOTES PAYABLE - long term portion	169,371	174,624

CAPITAL LEASE OBLIGATION - long term portion	10,857	21,881

Total liabilities	1,878,800	1,834,220

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 25,000,000 shares authorized,
18,294,733 and 14,840,334 shares issued and outstanding	5,457,326	3,650,233
Paid in capital	1,083,607	639,100
Accumulated deficit	(8,002,283)	(5,804,043)

Total stockholders' deficit	(1,461,350)	(1,514,710)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$417,450	$319,510

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002___________________________________

		(RESTATED)
	2003	2002

NET REVENUES	$241,292	$168,857

COST OF GOODS SOLD	248,540	251,147

Gross profit/(loss)	(7,248)	(82,290)

OPERATING EXPENSES:
General and administrative expenses	1,436,495	2,489,239
Sales and marketing expenses	671,415	138,705
Research and development	53,593	36,286
Depreciation and amortization	21,193	34,830

Total operating expenses	2,182,696	2,699,060

OPERATING LOSS	(2,189,944)	(2,781,350)

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	18,282	12,996
Interest income	(9,986)	-

Total other expense	8,296	12,996

LOSS BEFORE INCOME TAXES	(2,198,240)	(2,794,346)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(2,198,240)	$(2,794,346)

NET LOSS PER SHARE:
Basic	$(0.13)	$(0.21)

Diluted	$(0.13)	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,519,089	13,011,652

Diluted	16,519,089	13,011,652

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE
YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002_______________________________________________________

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE MAY 1, 2001	10,390,593	$1,354,079	$-	$(3,009,697)	$(1,655,618)

Common stock issued for
consulting services	2,364,741	1,131,153	-		1,131,153

Common stock issued for
exercised options	610,000	535,000	-		535,000

Common stock issued for cash	1,475,000	630,000	-		630,000

Imputed value of common stock
warrants granted			639,100		639,100

Net loss				(2,794,346)	(2,794,346)

RESTATED -
BALANCE APRIL 30, 2002	14,840,334	3,650,233	639,100	(5,804,043)	(1,514,710)

Common stock issued for
consulting services	963,021	714,734			714,734

Common stock issued for
exercised options	599,000	409,645			409,645

Common stock issued for
conversion of obligations	858,578	221,149			221,149

Common stock issue for cash	1,033,800	461,565			461,565

Imputed value of common stock
warrants granted			444,507		444,507

Net loss				(2,198,240)	(2,198,240)

BALANCE APRIL 30, 2003	18,294,733	$5,457,326	$1,083,607	$(8,002,283)	$(1,461,350)

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002_____________________________________________________

		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002

Net loss	$(2,198,240)	$(2,794,346)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	36,152	34,830
Issuance of common stock as compensation for services	714,735	1,131,153
Value of common stock warrants granted to consultants	444,507	639,100
Changes in assets and liabilities:
Trade and other accounts receivable	(12,039)	40,041
Inventories	46,932	(43,155)
Prepaid and other current assets	(500)	-
Other assets	1,031	375
Accounts payable	19,442	(62,300)
Accrued liabilities	(5,401)	32,113
Customer deposits	3,763	(70,865)
Deferred revenue	-	(39,860)
Accrued officer compensation	38,765	23,654

Net cash used in operating activities	(910,853)	(1,109,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(6,616)	(20,986)

Net cash (used in) investing activities	(6,616)	(20,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(11,992)	(30,753)
Proceeds from issuances of debt	221,149	-
Proceeds from advances from officers	-	39,500
Proceeds from the exercise of common stock options and warrants	409,645	535,000
Proceeds from sale of common stock	461,565	630,000

Net cash provided by financing activities	1,080,367	1,173,747

INCREASE IN CASH	162,898	43,501

CASH, BEGINNING OF YEAR	43,812	311

CASH, END OF YEAR	$206,710	$43,812

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS, (continued)
FOR THE YEARS ENDED APRIL 30, 2003 and 2002________________________________________

SUPPLEMENTAL CASH FLOW INFORMATION:
	2003	2002

Interest Paid	$17,776	$27,812

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2003	2002

Common stock issued in exchange for debt	$221,149	$-0-

Vehicle acquired with note payable	$-0-	$30,000

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2003 AND 2002_____________________________

1.   ORGANIZATION AND BASIS OF PRESENTATION

Humatech, Inc. (the "Company"), produces and distributes humate-based trace element fertilizers and animal feed products. The Company’s products are sold to agriculture products’ dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers throughout the United States and the United Kingdom.

The accompanying financial statements for the year ended April 30, 2002 have been restated from what had been previously reported.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces many operating and industry challenges. The Company has not yet generated adequate volume in the sale of its products to meet operating cash flow requirements and has incurred significant operating losses. Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements, as discussed below, and the success of its future operations. The financial statements do not include any adjustments that might result from this uncertainty.

The Company is attempting to raise capital to allow it to expand its marketing and distribution capabilities. Management believes that, in addition to being successful in raising sufficient capital for operations, the sales volumes have been increasing and will continue to do so at a level that will, in the short term, be sufficient to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At April 30, 2003, cash deposits exceeded those insured limits by $113,523.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $36,152 and $34,830 for the years ended April 30, 2003 and 2002 respectively.

Revenue recognition : The Company recognizes revenue when product is shipped FOB and collection is reasonably assured. Sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers.

Advertising : The Company expenses advertising costs as incurred. Advertising expense was $61,930 and $73,297 for the years ended April 30, 2003 and 2002.

Inventories : Inventories consist of raw materials such as mined humate material, finished goods and packaging materials. Inventories are accounted for at the lower of cost or market in a first-in first-out basis.

Income Taxes : The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments : Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The capital lease obligation approximates fair value because the principal amount the obligation was determined based on the fair value of the underlying assets and the Company estimated incremental borrowing rate. The bank notes payable relate to vehicle loans and are considered to approximate fair value. The fair value of the note payable to affiliate cannot be determined because of the related party nature of that instrument. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Net Loss Per Share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share .

Use of Estimates : The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation : Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 14.

Recently Issued Accounting Pronouncements : In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations , which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this accounting pronouncement did not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities . This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure , which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others . FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 . FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

3.   INVENTORIES

Inventories at April 30, consisted of the following:

	2003	2002
Finished goods	$20,641	$23,261
Packaging materials	16,744	3,717
Raw materials	14,361	71,700

Total	$51,746	$98,678

Finished goods inventory is primarily packaged product for sale to retailers. The Company acquires much of its raw materials from an affiliated entity.

4.   EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 41% and 48% of this entity at April 30, 2003 and 2002, respectively. The Company accounts for its investment in Humatech, Ltd. under the equity method. The Company made no monetary investment in Humatech, Ltd. nor has the Company provided any assets or financial assistance to Humatech, Ltd. However, the Company has made loans to the affiliate. Therefore, there is no investment balance reflected in the accompanying balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $260,000 at April 30, 2003. The Company’s portion of the net losses of Humatech, Ltd. are not reflected in the accompany statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero.

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30,:

Manufacturing Equipment	$182,707	$176,541
Furnitiure and fixtures	24,574	22,219
Vehicles	71,306	71,306

Total	278,587	270,066
Less: accumulated depreciation	(164,312)	(126,255)

Total, net	$114,275	$143,811

6.   NOTES PAYABLE

Notes payable at April 30, are comprised of the following:

	2003	2002

Vehicle loan. Original principal balance of $30,000. Monthly installments of principal and interest of $706 through 2007. Interest at 15% per annum. Collateralized by vehicle.	$24,624	$28,238

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded, the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At April 30, 2003, there had not yet been any sales of this product.
	150,000	150,000

Note payable to stockholder. The creditor is the same as that under the Product Development and Funding Agreement. The creditor originally provided funding of $180,000. The note was originally due on April 15, 2001, four months from the date on which it was entered into. The obligation was restructured to add accrued interest of $156,000 to the note obligation. Subsequent to April 30, 2003, the obligation was restructured whereby the Company’s President and Chairman assumed the obligation to the original creditor and the Company became the debtor to the Company’s President and Chairman.	336,000	336,000

Totals	510,624	514,238

Less current portion	(341,253)	(339,614)

Long-term portion	$169,371	$174,624

Principal payments due as follows:

Years ended April 30:	2004	$341,253
	2005	6,054
	2006	6,978
	2007	6,339
	Thereafter	150,000

		$510,624

7.   PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At April 30, 2003 the Company has unused federal net operating losses of $6,468,000 expiring from 2012 through 2022. The Company may utilize the unavailable net operating loss carryforwards upon generating taxable income.

Income taxes for years ended April 30, is summarized as follows:

	2003		2002

Current Provision (Benefit)		$(860,777)		$(846,418)
Deferred Provision		860,777		846,418

Net income tax (benefit) provision	$	- 0 -	$	- 0 -

A reconciliation for the differences between the effective and statutory income tax rates for years ended April 30, is as follows:

	2003			2002

Federal statutory rates		$(747,402)	(34)%		$(950,078)	(34)%
State income taxes		(131,894)	(6)%		(167,661)	(6)%
Valuation allowance		877,184	40%		1,116,377	40%
Other		2,112	0%		1,362	-

Effective rate	$	- 0 -	0%	$	- 0 -	0%

Deferred tax assets totaling $3,221,000 are comprised of $634,000 for differences in book and tax bases of accounts receivable and deferred compensation and approximately $2,587,000 relates to net operating loss carryforwards which is offset by a valuation allowance of $3,214,000 resulting in a net deferred income tax asset of $8,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards because of uncertainties on the utilization of such carryforwards. The valuation allowance increased $877,000 and $1,116,000 in the years ended April 30, 2003, and 2002 respectively.

At April 30, 2003, there was a deferred tax liability of $8,000 related to the differences in book and taxes bases of property and equipment.

8.   LEASES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in fiscal 2004. The lease on the Company’s facilities in Houston, Texas expired in July 2003. Rent expense under this lease was $21,621 and $20,455 for the years ended April 30, 2003 and 2002 respectively.

The Company leased new facilities in Mesa, Arizona in June 2003. This lease expires in July 2006.

Future minimum annual lease payments under the Mesa, Arizona operating lease agreement are as follows for years ended April 30:

2004	$13,617
2005	18,186
2006	18,186
2005	4,539

$54,468

Capital Leases

The Company leases certain equipment under capital leases that expire through 2005. Minimum required lease payments under the lease agreements for the years ending April 30, are as follows:

Year ending April 30,
2004	$12,637
2005	11,324

Total	23,961
Less: Amount representing interest	(2,080)

Total payments, net of interest	21,881
Less: Current portion	(11,024)
Total long term minimum lease payments	$10,857

Equipment under capital leases is included in machinery and equipment as follows:

April 30, 2003

Machinery and equipment	$41,429
Less: Accumulated amortization	(13,532)
$27,897

9.    STOCKHOLDERS’ DEFICIT

Common Stock Issued for Services

The Company has historically granted shares of its common stock to consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services. During the years ended April 30, 2003, no common stock was granted for services. The Company issued 963,021 and 2,364,741 shares of common stock to consultants valued at $714,734 and $1,131,153 respectively during the years ended April 30, 2003 and 2002, respectively.

Common Stock Issued for Debt

During the year ended April 30, 2003, the Company received advances from related parties aggregating to $221,149. The Company and the related party creditors agreed to settle the obligations through the issuances of 858,578 shares of the Company’s common stock.

Other

The Company has granted options to purchase its common stock to employees and consultants. During the years ended April 30, 2003 and 2002, the holders of those options exercised 599,000 and 610,000 options respectively, resulting in cash received by the Company of $409,645 and $535,000 respectively in the years ended April 30, 2003 and 2003.

The Company also raised capital by offering shares of its common stock to investors. The Company issued 1,033,800 and 1,475,000 shares of its common stock for $461,565 and $630,000 respectively in the years ended April 30, 2003 and 2002 respectively.

The Company also grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities are expensed when granted. The Company expensed $444,507 and $639,100 in the years ended April 30, 2003 and 2002 associated with the granting of these options.

10.  COMMITMENTS AND CONTINGENCIES

As discussed in Note 6, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through April 30, 2003.

The United States Securities and Exchange Commission ("SEC") has made inquiries of the Company and certain officers during the year ended April 30, 2003. The SEC requested documentation supporting reported revenue and results of operations, specifically revenue recognized on shipments and products which had not yet been shipped to the UK affiliate during the year ended April 30, 2002. Subsequently, the SEC requested additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. The staff of the SEC has stated that they may recommend further action against the Company and its officers and directors. The action by the SEC could result in fines and orders for disgorgement of monies raised by the Company. The Company is disputing certain of the allegations and has not accrued any amounts for which it could be contingently liable as of April 30, 2003, should there be a ruling on this matter adverse to the Company. The Company has agreed to amend and restate its financial statements for the periods in question.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company’s Promax animal feed supplement for pigs. The Company has funded its commitment of $70,000 to the University. The University also has a $70,000 funding commitment to the project but had not yet fully funded that amount as of April 30, 2003. The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research. As of June 30, 2003, there have been no such revenues.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $2,246 and $2,454 in the years ended April 30, 2003 and 2002 respectively.

11. NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants and options to purchase 3,257,220 shares of common stock were excluded from the calculation for the year ended April 30, 2003. The inclusion of such those warrants would be anti-dilutive.

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants and options to purchase 3,095,000 shares of common stock were excluded from the calculation for the year ended April 30, 2002. The inclusion of such those warrants would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations:

		2003			2002

	Income	Shares	Per Share	Income	Shares	Per share

Net Income (Loss)	$(2,198,240)			$(2,794,346)
Preferred stock dividends
Loss from continuing operations	(2,198,240)			(2,794,346)

Basic Loss Per Share:

Loss available to common stockholders	$(2,198,240)	16,519,089	$(0.13)	$(2,794,346)	13,011,652	$(0.21)

Effect of dilutive securities	N/A			N/A

Diluted Loss Per Share	$(2,198,240)	16,519,089	$(0.13)	$(2,794,346)	13,011,652	$(0.21)

12. RELATED PARTY TRANSACTIONS

As discussed in Note 10, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $2,246 and $2,454 in the years ended April 30, 2003 and 2002 respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At April 30, 2003, the total amount accrued and unpaid compensation due to these officers was $1,098,898.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at April 30, 2003. The Company made purchases of $1,000 from this entity in the year ended April 30, 2003 and made no purchases in the year ended April 30, 2002.

The Company borrowed $221,149 from an entity owned by a family member of the Company’s President during the year ended April 30, 2003. At April 30, 2003, the Company had settled this obligation through the issuance of 858,578 shares of its common stock.

The Company sells products to its affiliate in the United Kingdom. Because of the nature of the relationship, sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers. Sales to this affiliate were $35,800 in the year ended April 30, 2003. However, these shipments were not recognized as revenue in the accompanying statement of operations for the year ended April 30, 2003 because the product had not yet been sold to third party customers as of April 30, 2003. There were no sales to this affiliate in the year ended April 30, 2002.

13. CONCENTRATIONS

The Company maintains cash balances at banks in Texas. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2003, the Company had bank balances exceeding those insured limits of $113,523.

Approximately 30% of the Company’s sales in the year ended April 30, 2003 were to two customers. Approximately 63% of the accounts receivable balance at April 30, 2003 was comprised of balances due from these two customers.

14. STOCK BASED COMPENSATION

From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. However, there is compensation expense recognized on options and warrants granted to non-employees. There were no options granted to employees in either of the years ended April 30, 2003 and 2002. Therefore, the pro-forma information required under SFAS No. 123 is not presented.

The Humatech, Inc. 2002 Omnibus Securities Plan (the "Plan") was established to provide selected employees, directors and consultants awards in the form of Restricted Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of shares of the Company's common stock. Under the Plan, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the corporation's authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. At April 30, 2003, the Company had granted 963,021 shares of common stock and 339,000 options under this plan. The options are vested upon grant.

In addition to the Plan, the Company will occasionally grant options and warrants to consultants and others under specific stock option agreements. There were 423,220 and 2,000,000 such options granted in the years ended April 30, 2003 and 2002 respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended April 30:

	2003	2002

Dividend yield	None	None
Volatility	1.42	1.28
Risk free interest rate	3.98%	4.21%
Expected asset life	5 years	5 years

The summary of activity for the Company's stock options is presented below:

				Weighted
				Average
	2003		2002	Exercise
				Price

Options outstanding at beginning of year	1,720,000	$1.28	330,000	$0.96
Granted	761,220	$0.46	2,000,000	$1.25
Exercised	(599,000)	$0.92	(610,000)	$1.00
Terminated/Expired	-0-		-0-
Options outstanding at end of year	1,882,220	$1.06	1,720,000	$1.28
Options exercisable at end of year	1,882,220	$1.06	1,720,000	$1.28
Options available for grant at end of year	381,500		-0-

Price per share of options outstanding	$0.43-$1.50		$0.50-$1.50

Weighted average remaining
contractual lives	2.88 years		3.15 years

Weighted Average fair value of
options granted during the year	$0.59		$0.32

15. COMMON STOCK WARRANTS

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2003		2002

		Weighted Average Exercise Price		Weighted Average Exercise Price

Warrants outstanding at beginning of year	1,375,000	$ 3.50	-0-
Granted	-0-		1,375,000	$3.50
Expired	-0-		(0)
Exercised	-0-		-0-

Outstanding at April 30,	1,375,000	$3.50	1,375,000	$3.50

The warrants granted in the year ended April 30, 2002 were issued in connection with a private placement of the Company’s common stock. The exercise prices of the warrants range from $2.00 to $5.00. There are four series of 343,750 warrants each titled - Series A through D. Series A is exercisable at $2.00 per share and expired in August 2003. Each series progresses with an increase of $1.00 per share, expiring one year later than the previous series.

16. BUSINESS SEGMENTS

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues

	2003	2002
Animal Feed

United States	$16,336	$31,388
United Kingdom	-	-
Asia	50,957	-

Total	67,293	31,388

Fertilizer

United States	$173,999	$137,469
United Kingdom	-	-
Asia	-	-

Total	173,999	137,469

Total Revenue	$241,292	$168,857

17.  SUBSEQUENT EVENT

Subsequent to April 30, 2003, the Company’s President assumed the obligation of $336,000 due to another shareholder as discussed in Note 6. In turn the Company’s obligation becomes due to the Company’s President. The balance of the obligation that was to be repaid based on sales of the product of the development will be repaid directly to the shareholder.

* * * * * *

