Form 10QSB
period 2003-07-31
HUMATECH INC
filed 2004-01-28
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  _X_    No ___ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___      No ___.

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 21, 2004, there were 26,514,273 shares issued and 26,189,273 shares outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ___   No   X

Humatech, Inc.

PART I – FINANCIAL INFORMATION

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

ITEM 1  Financial Statements

HUMATECH, INC.

BALANCE SHEET (UNAUDITED)

July 31, 2003

ASSETS:
CURRENT ASSETS
Accounts receivable, net of allowance of $5,155	$22,412
Inventories	53,496
Prepaid expenses and other assets	3,030

Total current assets	78,938
PROPERTY AND EQUIPMENT, net	149,702
DEPOSITS	339

TOTAL ASSETS	$228,979

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$141,419
Accrued liabilities	31,138
Customer deposits	51,580
Due to affiliates	47,217
Capital lease obligation - current portion	12,994
Notes payable - current portion	351,513
Accrued compensation to officers	1,128,743

Total current liabilities	1,764,604

NOTES PAYABLE - long term portion	196,489

CAPITAL LEASE OBLIGATION - long term portion	7,132

Total liabilities	1,968,225

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 50,000,000 shares authorized,
18,364,503 shares issued and outstanding	5,487,326
Paid in capital	1,083,607
Accumulated deficit	(8,310,179)

Total stockholders' deficit	(1,739,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$228,979

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002 (UNAUDITED)

		(RESTATED)
	July 31, 2003	July 31, 2002

NET REVENUES	$32,478	$90,542

COST OF GOODS SOLD	55,640	63,252

Gross profit/(loss)	(23,162)	27,290

OPERATING EXPENSES:
General and administrative expenses	230,118	567,020
Sales and marketing expenses	48,145	42,962
Research and development	-	17,570
Depreciation and amortization	11,337	2,838

Total operating expenses	289,600	630,390

OPERATING LOSS	(312,762)	(603,100)

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	2,134	1,927
Gain on disposal of property	(7,000)	-

Total other expense	(4,866)	1,927

LOSS BEFORE INCOME TAXES	(307,896)	(605,027)
INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(307,896)	$(605,027)

NET LOSS PER SHARE:
Basic	$(0.02)	$(0.04)

Diluted	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,306,867	15,068,112

Diluted	18,306,867	15,068,112

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002 (UNAUDITED)

		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002

Net loss	$(307,896)	$(605,612)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,337	2,838
Gain on sale of equipment	(7,000)	-
Issuance of common stock as compensation for services	-	380,000
Changes in assets and liabilities:
Trade and other accounts receivable	36,124	8,448
Allowance for doubtful accounts	(15,012)	(11,100)
Inventories	(1,750)	57,805
Prepaid and other current assets	(2,530)	(82)
Other assets	356	1,031
Accounts payable	18,315	73,107
Accrued liabilities	21,684	(6,498)
Customer deposits	-	(47,817)
Due to affiliates	(16,042)	79,368
Accrued officer compensation	29,845	33,664

Net cash used in operating activities	(232,569)	(34,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	7,000	-

Net cash provided by investing activities	7,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(11,141)	(2,883)
Proceeds from sale of common stock	30,000	-

Net cash provided by financing activities	18,859	(2,883)

DECREASE IN CASH	(206,710)	(37,731)

CASH, BEGINNING OF PERIOD	206,710	43,812

CASH, END OF PERIOD	$-	$6,081

The accompanying notes are an integral part of these financial statements.

6

HUMATECH, INC.

STATEMENTS OF CASH FLOWS, (continued)
FOR THE THREE MONTHS ENDED JULY 31, 2003 and 2002 (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION:

	2003	2002

Interest Paid	$2,134	$1,926

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2003	2002

Common stock issued for services	$-0-	$380,000

Vehicle acquired with note payable	$46,764	$-0-

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

1.   ORGANIZATION AND BASIS OF PRESENTATION

Humatech, Inc. (the "Company"), produces and distributes humate-based trace element fertilizers and animal feed products. The Company’s products are sold to agriculture products’ dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers throughout the United States and the United Kingdom.

The accompanying financial statements for the period ended July 31, 2002 have been restated from what had been previously reported.

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

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $11,337 and $2,838 for the three months ended July 31, 2003 and 2002 respectively.

Revenue recognition: The Company recognizes revenue when product is shipped FOB and collection is reasonably assured. Sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers.

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $4,712 and $22,115 for the three months ended July 31, 2003 and 2002.

Inventories: Inventories consist of raw materials such as mined humate material, finished goods and packaging materials. Inventories are accounted for at the lower of cost or market in a first-in first-out basis.

Income Taxes: The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The capital lease obligation approximates fair value because the principal amount the obligation was determined based on the fair value of the underlying assets and the Company estimated incremental borrowing rate. The bank notes payable relate to vehicle loans and are considered to approximate fair value. The fair value of the note payable to affiliate cannot be determined because of the related party nature of that instrument. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Net Loss Per Share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share .

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation: Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 14.

Recently Issued Accounting Pronouncements: In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations , which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this accounting pronouncement did not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

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

3.   EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 41% of this entity at July 31, 2003. The Company accounts for its investment in Humatech, Ltd. under the equity method. The Company made no monetary investment in Humatech, Ltd. nor has the Company provided any assets or financial assistance to Humatech, Ltd. However, the Company has made loans to the affiliate. Therefore, there is no investment balance reflected in the accompanying balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $210,000 at July 31, 2003. The Company’s portion of the net losses of Humatech, Ltd. are not reflected in the accompany statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero.

4.   NOTES PAYABLE

Notes payable at July 31, 2003 are comprised of the following:

July 31, 2003

Vehicle loan. Original principal balance of $30,000. Monthly installments of principal and interest of $706 through 2007. Interest at 15% per annum. Collateralized by vehicle.	$22,504

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded, the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At July 31, 2003, there had not yet been any sales of this product.
150,000

Note payable to stockholder. The creditor is the same as that under the Product Development and Funding Agreement. The creditor originally provided funding of $180,000. The note was originally due on April 15, 2001, four months from the date on which it was entered into. The obligation was restructured to add accrued interest of $156,000 to the note obligation. Subsequent to July 31, 2003, the obligation was restructured whereby the Company’s President and Chairman assumed the obligation to the original creditor and the Company became the debtor to the Company’s President and Chairman.	336,000

Vehicle loan. Original principal balance of $44,596. Monthly installments of principal and interest of $1,098 through 2007. Interest at 9% per annum. Collateralized by vehicle.	39,498

Totals	548,002

Less current portion	(351,513)

Long-term portion	$196,489

5.    STOCKHOLDERS’ DEFICIT

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

The Company also raised capital by offering shares of its common stock to investors. The Company issued 69,770 and zero shares of its common stock for $30,000 and $-0- in the three months ended July 31, 2003 and 2002 respectively.

The Company also grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities are expensed when granted.

There were no options or warrants granted in the period ended July 31, 2003.

6.   COMMITMENTS AND CONTINGENCIES

As discussed in Note 4, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through July 31, 2003.

The United States Securities and Exchange Commission ("SEC") has made inquiries of the Company and certain officers during the year ended April 30, 2003. The SEC requested documentation supporting reported revenue and results of operations, specifically revenue recognized on shipments and products which had not yet been shipped to the UK affiliate during the year ended April 30, 2002. Subsequently, the SEC requested additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. The staff of the SEC has stated that they may recommend further action against the Company and its officers and directors. The action by the SEC could result in fines and orders for disgorgement of monies raised by the Company. The Company is disputing certain of the allegations and has not accrued any amounts for which it could be contingently liable as of July 31, 2003, should there be a ruling on this matter adverse to the Company. The Company has amended and restated its financial statements for the periods in question.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company’s Promax animal feed supplement for pigs. The Company has funded its commitment of $70,000 to the University. The University also has a $70,000 funding commitment to the project but had not yet fully funded that amount as of July 31, 2003. The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research. As of July 31, 2003, there have been no such revenues.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $408 and $513 in the three months ended July 31, 2003 and 2002 respectively.

7.   NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants and options to purchase 3,257,220 shares of common stock were excluded from the calculation for the period ended July 31, 2003. The inclusion of such those warrants would be anti-dilutive.

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Warrants and options to purchase 3,095,000 shares of common stock were excluded from the calculation for the period ended July 31, 2002. The inclusion of such those warrants would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations:

		July 31, 2003			July 31, 2002

	Income	Shares	Per Share	Income	Shares	Per share

Net Income (Loss)	$(307,896)			$(605,612)
Preferred stock dividends	-			-

Loss from continuing operations	(307,896)			(605,612)

Basic Loss Per Share:

Loss available to common stockholders	$(307,896)	18,306,867	$(0.02)	$(605,612)	15,068,112	$(0.04)

Effect of dilutive securities	N/A			N/A

Diluted Loss Per Share	$(307,896)		$(0.02)	$(0.04)		$(0.04)

8.   RELATED PARTY TRANSACTIONS

As discussed in Note 6, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $408 and $513 in the three months ended July 31, 2003 and 2002 respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At July 31, 2003, the total amount accrued and unpaid compensation due to these officers was $1,128,743.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at July 31, 2003.

The Company borrowed $78,855 from an entity owned by a family member of the Company’s President during the three months ended July 31, 2002. Subsequent to July 31, 2002, the Company had settled this obligation through part of a total issuance of 858,578 shares of its common stock.

The Company sells products to its affiliate in the United Kingdom. Because of the nature of the relationship, sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers. There were no sales to this affiliate in the three months ended July 31, 2003 or July 31, 2002.

The Company entered into an operating lease agreement with an entity wholly owned by the President and CFO on May 1, 2003 for property located in Albuquerque, New Mexico. The lease is for a term of five years requiring monthly payments of $1,100. Lease expense recorded in the three months ended July 31, 2003 was $5,000.

9.   CONCENTRATIONS

Approximately 60% of the Company’s sales in the three months ended July 31, 2003 were to two customers. Approximately 46% of the net accounts receivable balance at July 31, 2003 was comprised of a balance due from one of these customers.

10.  BUSINESS SEGMENTS

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues

	July 31, 2003	July 31, 2002

Animal Feed

United States	$10,131	$31,020
United Kingdom	-	-
Asia	-	-

Total	10,131	31,020

Fertilizer

United States	$22,347	$59,522
United Kingdom	-	-
Asia	-	-

Total	22,347	59,522

Total Revenue	$32,478	$90,542

13.  SUBSEQUENT EVENT

Subsequent to July 31, 2003, the Company’s President assumed the obligation of $336,000 due to another shareholder as discussed in Note 6. In turn the Company’s obligation becomes due to the Company’s President. The balance of the obligation that was to be repaid based on sales of the product of the development will be repaid directly to the shareholder.

* * * * * *

ITEM 2  Managements Discussion and Analysis or Plan of Operation

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We produce and distribute fertilizers and animal feed products. Our products contain an organic substance known as humates. The presence of humates, which are naturally occurring humic and fulvic acids with associated trace minerals, in fertilizers and animal feed products contributes positively to the viability, strength, and rate of growth of the plant or animal that uses our products.

Our fertilizer products are sold primarily through distributors, and are currently available in a small number of retail chain stores on a trial basis. Our animal feed products are sold primarily directly to end-users. We own a minority interest in Humatech, Ltd., a distribution company in the United Kingdom, but did not record any sales this quarter through this distributor. Although our products have performed well in a small but growing number of trials and tests, and there have been sporadic orders for our products, we have not yet been successful in generating consistent revenues.

In January 2003, we were contacted by the Securities and Exchange Commission about our accounting treatment of certain sales to Humatech, Ltd. After extensive discussions and negotiations with the Commission, and following the engagement of a new independent auditor, we discovered that the professional advice we received from our prior auditor was incorrect, and as a result we have had to restate our financials. The Commission inquiry and subsequent restatements have consumed the majority of our management’s time and all of our cash, resulting in decreased revenues for all periods this year. As a result of the restatements, we became delinquent in our filings with the Commission, and our common stock was de-listed from the Over the Counter Bulletin Board and currently trades on the Pink Sheets.

However, with the filing of this Quarterly Report and the simultaneous filing of our Quarterly Report for the quarter ended October 31, 2003, we will have completed the restatements and will be current in our Commission filings. We intend to immediately approach a market maker to sponsor our re-application to the Over the Counter Bulletin Board. Once we have this administrative distraction behind us, our management can focus its attention on generating revenues from the sales of our products. We anticipate being able to generate additional orders through our distributors for our retail fertilizer products, and because our animal feed products have continued to produce the anticipated results, we anticipate increasing orders for it as well.

In the fourth calendar quarter of 2003, there was an isolated case of mad cow disease in North America. Although investigations are still underway, it does not appear that the disease is wide spread, or that it will have a material impact on our future sales to the cattle industry, which is one of our largest potential target markets for our animal feed products. We will continue to monitor this situation very closely.

Qualified Report of Our Independent Certified Public Accountants

Our independent accountants have qualified their most recent report, stating that our audited financial statements for the period ending April 30, 2003 were prepared assuming that we will continue as a going concern. However, they note that we have not yet generated significant revenues, that we have a large accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

Our independent accountants qualified the report based primarily on an objective test of our historical financial results. Although we agree that this qualification is applicable when the objective test is applied, we believe that if we can successfully implement our business plan in the current and following fiscal year, future audit reports might be issued without this qualification. Until such time, however, our going concern qualification may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

Results of Operations

Introduction

Our revenues were nominal for the quarter, and were down significantly from the same quarter during the previous year. However, our operating expenses were also significantly lower compared to the same quarter during the previous year, and as a result, although we continue to operate at a loss, our operating loss was approximately one-half of what it was during the same quarter last year. Although there can be no guarantees, we do not anticipate that our revenues will remain at these levels for even the short term future.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended July 31, 2003	Quarter ended July 31, 2002	Percentage Change

Net Revenues	$32,478	$90,542	(64%)
Cost of Goods Sold	55,640	63,252	(12%)

Gross profit/(loss)	(23,162)	27,290

As discussed above, our revenues declined because our management was focused on the Commission inquiry. Our cost of goods sold increased as a percentage of revenues, from 70% to 171%, because our cost to produce product at low levels exceeds our revenues.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended July 31, 2003	Quarter ended July 31, 2002	Percentage Change

Total operating expenses	$289,600	$630,390	(54%)

Operating Loss	(312,762)	(603,100)	(48%)

Total other (income) expense	(4,866)	1,927

Net Loss	$(307,896)	$(605,027)	(49%)

Our total operating expenses, including sales and marketing expenses, for this quarter consisted primarily of the following:

Officer salary	$71,341
Manufacturers representatives	35,587
Professional fees	18,497
Transportation	17,342
Travel	16,274
Damaged products	14,579
Depreciation and amortization	11,337
Insurance	10,505
Other (combined)	94,138

Total	$289,600

Our payments to manufacturers representatives exceeded our revenues because of guaranteed payments required under our agreements with them. Our professional fees consist primarily of fees payable to our new independent auditor in connection with the restatement of our financials. Transportation and travel expenses are incurred by our management not only in connection with maintaining relationships with potential customers and suppliers, but also in connection with the Commission inquiry, and the re-location of our headquarters from Texas to Arizona.

In the future, if our revenues increase, our operating expenses as a percentage of revenues should decline as we are able to take advantage of operating efficiencies. In addition, now that the restatement of our financials is complete, we anticipate that our professional fees expenses should stabilize or decline.

Liquidity and Capital Resources

Introduction

Again, as discussed above, as a result of the Commission inquiry and accompanying restatements, both our financial resources and our management’s time has been focused outside of our core business. As of the end of this quarter, we had no cash and very little accounts receivable. Our liabilities consisted primarily of accrued compensation to our officers, and notes payable, with our accounts payable accounting for only 7% of our total liabilities. Although our liabilities currently exceed our assets by a large amount, given the allocation of these liabilities, if our revenues increase then our liquidity could, in our opinion, be managed. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, current assets, total assets, current liabilities, and total liabilities for this quarter were:

Quarter ended July 31, 2003

Cash	$-0-
Total current assets	78,938
Total assets	228,979
Total current liabilities	1,764,604
Total liabilities	1,968,225

Cash Requirements

For the quarter, our net cash used in operating activities was ($232,569). We believe this to be approximately indicative of our cash flow needs for future quarters as well. However, if revenues increase, our cash flow needs will increase because of certain variable expenses such as payments to manufacturers representatives, transportation, and direct manufacturing costs and raw goods and packaging purchases necessary to produce completed products.

Sources and Uses of Cash

Operations

Our revenues were nominal for this quarter, and our cost of goods sold exceeded our revenues, resulting in a negative gross profit. If our revenues increase, our gross profit will become positive and we will have cash flow from operations to satisfy our operating expenses. We do not at this time, however, have an estimate of the minimum amount of revenue necessary for our gross profit to become positive.

Financing

This quarter, we paid our operating expenses with $30,000 from the proceeds of financing in this quarter, and from the proceeds of financing in previous quarters. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we reach profitability, and we do not at this time have an estimate of when that will be.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $548,002 as of July 31, 2003. Of this amount, $351,513 is the current portion, with the remaining $196,489 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants.

We are a party to three agreements discussed in Note 6 to our financial statements, Commitments and Contingencies. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of July 31, 2003, there has not been any revenues from that product.

We are also a party to a research agreement with Texas Tech University, under which we have funded certain research, and the University is obligated to match our funding. The University is entitled to a 2% royalty on revenue from products that are patentable as a result of the research done pursuant to the agreement. As of July 31, 2003, there have been no such revenues.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. In this quarter, we accrued $408 due to him under this agreement.

Critical Accounting Estimates

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

We have a net operating loss carryforward of approximately $6,776,000 as of July 31, 2003. The tax effect of this carryforward results in a deferred income tax asset of approximately $2,710,000 and a total deferred income tax asset of approximately $3,344,000. Because our management is uncertain about our ability to generate sufficient taxable income to fully utilize these carryforwards, they have determined that the total deferred income tax asset will be offset by a nearly equal valuation allowance.

ITEM 3  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

There are no changes to the matters set forth in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003.

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

ITEM 2  Changes in Securities and Use of Proceeds

In July 2003, we issued 69,770 shares of our common stock, restricted in accordance with Rule 144, to a single sophisticated investor in exchange for $30,000 cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Submission of Matters to a Vote of Security Holders

On May 2, 2003, we held our annual meeting of shareholders. Proxies were solicited from the shareholders.

Two individuals were elected to our Board of Directors, namely David Williams and J.D. Rottweiler. Both individuals were directors prior to the meeting. Both nominees were elected, and the results of the voting were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
David Williams	18,210,703	-0-	-0-	38,624	-0-
J.D. Rottweiler	18,210,703	-0-	-0-	38,624	-0-

The other matters on which the shareholders voted, and the results of voting, were :

1.  An amendment to the Articles of Incorporation to increase the authorized common stock from 25,000,000 shares, no par value, to 50,000,000 shares, par value $0.001. This agenda item passed as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
18,091,148	140,954	-0-	17,225	-0-

2.  An amendment to the Articles of Incorporation to authorize 2,500,000 shares of preferred stock, the rights, privileges, and preferences of which may be set by the Board of Directors without further shareholder approval. This agenda item required a two-thirds vote and thus failed:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
11,224,011	187,809	-0-	62,225	6,775,282

3.  An amendment to the Articles of Incorporation to eliminate cumulative voting. This agenda item required a two-thirds vote and thus failed:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
11,260,831	190,689	-0-	22,525	6,775,282

4.  An amendment to the Articles of Incorporation to require that future amendments to the Articles must be approved by a majority of our shareholders, rather than the two-thirds requirement currently applicable under Illinois corporate law. This agenda item required a two-thirds vote and thus failed:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
11,343,436	113,104	-0-	17,505	6,775,282

5.  The adoption of Restated Articles of Incorporation for the purpose of consolidating previous amendments to our Articles of Incorporation. This agenda item passed as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
11,340,595	65,225	-0-	68,225	6,775,282

6.  The approval of the Humatech 2002 Omnibus Securities Plan. This agenda item passed as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
11,348,406	93,614	-0-	32,025	6,775,282

7.  Ratification of the appointment of S.W. Hatfield, CPA, as independent auditors of our financial statements for the fiscal year ended April 30, 2003. This agenda item passed as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
18,189,272	11,150	-0-	48,905	-0-

Subsequent to our shareholders meeting, on May 5, 2003, S.W. Hatfield, CPA informed us that they declined to stand for appointment. See our Current Reports on Form 8-K filed with the Commission on May 12, 2003 and July 18, 2003.

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14A Proxy Statement dated and filed with the Securities and Exchange Commission on April 8, 2003, and our Current Report on Form 8-K filed with the Commission on July 28, 2003.

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6  Exhibits and Reports on Form 8-K

(a)        Exhibits

10.1*	Mutual Rescission Agreement dated July 23, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference from our Current Report on Form 8-K dated July 24, 2003 and filed with the Commission on July 28, 2003.

(b)        Reports on Form 8-K

On May 12, 2003, and on July 18, 2003, we filed Current Reports on Form 8-K disclosing in Item 4 our change in accountant.

On July 28, 2003, we filed a Current Report on Form 8-K dated July 24, 2003 disclosing in Item 5 the following: (a) the rescission of the Mining Materials Purchase Agreement with RAMMSCO, (b) our change of address, and (c) the modified results of the voting at our annual shareholders meeting after giving effect to the cancellation of shares issued in connection with the RAMMSCO agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ David G. Williams
Dated: January 27, 2004
	By:	David G. Williams
	Its:	President, Director, and
Chief Executive Officer

/s/ John D. Rottweiler
Dated: January 27, 2004
	By:	John D. Rottweiler
	Its:	Vice President, Director, and
Chief Financial Officer

