Form 10QSB
period 2003-10-31
HUMATECH INC
filed 2004-01-28
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__    No ___.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___    No ___ .

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

ITEM 1    Financial Statements

HUMATECH, INC.

BALANCE SHEET (UNAUDITED)

October 31, 2003

ASSETS:

CURRENT ASSETS
Cash	$46,910
Accounts receivable, net of allowance of $1,981	40,314
Inventories	47,723
Due from officer	46,511
Prepaid expenses and other assets	8,616

Total current assets	190,074

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $161,277	169,159
DEPOSITS	339

TOTAL ASSETS	$359,572

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$203,755
Accrued liabilities	33,600
Customer deposits	25,417
Due to affiliates	53,274
Capital lease obligation - current portion	13,025
Notes payable - current portion	26,900

Total current liabilities	355,971

NOTES PAYABLE - long term portion	343,168

CAPITAL LEASE OBLIGATION - long term portion	5,497

Total liabilities	704,636

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 50,000,000 shares authorized,
26,078,161 shares issued and outstanding	7,096,018
Paid in capital	1,091,607
Accumulated deficit	(8,532,689)

Total stockholders' deficit	(345,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$359,572

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002 (UNAUDITED)

			(RESTATED)	(RESTATED)
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	October 31, 2003	October 31, 2003	October 31, 2002	October 31, 2002

NET REVENUES	$125,455	$157,933	$15,257	$105,799

COST OF GOODS SOLD	68,430	124,070	25,536	86,936

Gross profit/(loss)	57,025	33,863	(10,279)	18,863

OPERATING EXPENSES:
General and administrative expenses	248,352	478,470	328,840	892,261
Sales and marketing expenses	25,612	73,757	28,561	71,448
Research and development	244	244	17,992	35,562
Depreciation and amortization	11,419	22,756	8,286	16,574

Total operating expenses	285,627	575,227	383,679	1,015,845

OPERATING LOSS	(228,602)	(541,364)	(393,958)	(996,982)

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	3,457	5,591	2,536	4,538
Other expense (income)	(9,549)	(16,549)	-	-

Total other expense	(6,092)	(10,958)	2,536	4,538

LOSS BEFORE INCOME TAXES	(222,510)	(530,406)	(396,494)	(1,001,520)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(222,510)	$(530,406)	$(396,494)	$(1,001,520)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	21,468,202	19,887,535	15,880,438	15,474,517

Diluted	21,468,202	19,887,535	15,880,438	15,474,517

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002 (UNAUDITED)

		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002

Net loss	$(530,406)	$(1,001,520)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	22,756	12,156
Gain on sale of equipment	(7,000)	-
Issuance of common stock as compensation for services	4,650	572,841
Allowance for doubtful accounts	(18,186)	(11,101)
Value of common stock warrants granted to consultants	8,000	-
Changes in assets and liabilities:
Trade and other accounts receivable	21,396	23,715
Inventories	4,023	34,237
Prepaid and other current assets	(8,116)	-
Due from officer	(46,511)	-
Other assets	356	1,031
Accounts payable	80,652	123,748
Accrued liabilities	24,146	(6,498)
Customer deposits	(26,163)	(47,817)
Due to affiliates	(9,985)	(10,431)
Accrued officer compensation	169,143	70,848

Net cash used in operating activities	(311,245)	(238,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	7,000	-
Net cash (used in) investing activities	7,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(20,455)	(6,721)
Proceeds from issuances of debt	134,900	131,355
Proceeds from the exercise of common stock options and warrants	-	70,345
Proceeds from sale of common stock	30,000	-

Net cash provided by financing activities	144,445	194,979

DECREASE IN CASH	(159,800)	(43,812)

CASH, BEGINNING OF YEAR	206,710	43,812

CASH, END OF YEAR	$46,910	$-

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS, (continued)
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 and 2002 (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION:
	2003	2002

Interest Paid	$2,134	$4,538

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2003	2002

Debt assumed by Company officer	$336,000	$-0-

Common stock issued to pay accrued officer compensation	$1,268,041	$-0-

Property acquired under notes payable	$75,228	$-0-

Property acquired under capital lease	$2,412	$-0-

Common stock issued to retire related party debt	$-0-	$131,355

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

1.   ORGANIZATION AND BASIS OF PRESENTATION

Humatech, Inc. (the "Company"), produces and distributes humate-based trace element fertilizers and animal feed products. The Company’s products are sold to agriculture products’ dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers throughout the United States and the United Kingdom.

The accompanying financial statements for the period ended October 31, 2002 have been restated from what had been previously reported.

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

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $11,337 and $22,756 and $2,838 and $12,156 for the three and six months ended October 31, 2003 and 2002 respectively.

Revenue recognition : The Company recognizes revenue when product is shipped FOB and collection is reasonably assured. Sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers.

Advertising : The Company expenses advertising costs as incurred. Advertising expense was $8,329 and $13,041 and $2,163 and $24,278 for the three and six months ended October 31, 2003 and October 31, 2002, respectively.

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

3.   EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 41% of this entity at October 31, 2003. The Company accounts for its investment in Humatech, Ltd. under the equity method. The Company made no monetary investment in Humatech, Ltd. nor has the Company provided any assets or financial assistance to Humatech, Ltd. However, the Company has made loans to the affiliate. Therefore, there is no investment balance reflected in the accompanying balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $210,000 at October 31, 2003. The Company’s portion of the net losses of Humatech, Ltd. are not reflected in the accompanying statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero.

4.   NOTES PAYABLE

Notes payable at October 31, 2003 are comprised of the following:

October 31, 2003

Vehicle loan. Original principal balance of $30,000. Monthly installments of principal and interest of $706 through 2007. Interest at 15% per annum. Collateralized by vehicle.	$20,385

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded, the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At October 31, 2003, there had not yet been any sales of this product.
150,000

Vehicle loan. Original principal balance of $44,596. Monthly installments of principal and interest of $1,098 through 2007. Interest at 9% per annum. Collateralized by vehicle.	37,205

Equipment loan. Original principal balance of $27,761. Monthly installments of principal and interest of $843 through 2006. Interest at 6.25% per annum. Collateralized by equipment.	27,578

Convertible promissory note due to related party. Interest accrues at 7% per annum. Principal and interest due in 2008. Convertible to restricted common stock at market price at date of conversion.	134,900

Totals	370,068

Less current portion	(26,900)

Long-term portion	$343,168

5.   STOCKHOLDERS’ DEFICIT

Common Stock Issued for Services

The Company has historically granted shares of its common stock to consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services.

Other

The Company also raised capital by offering shares of its common stock to investors. The Company issued -0- and 69,770 shares of its common stock for $-0- and $30,000 in the three and six months ended October 31, 2003, respectively. There was no stock issued for cash in the three and six months ended October 31, 2002.

The Company has granted options to purchase its common stock to employees and consultants. The Company also grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities are expensed when granted. The Company expensed $12,650 during the three and six months ended October 31, 2003, represented the imputed value of 100,000 options granted to a non-employee during that period..

No options were exercised during the three and six months ended October 31, 2003; during the three and six months ended October 31, 2002, the holders of these options exercised 100,000 and 219,000 options, resulting in cash received by the Company of $40,000 and $70,345, respectively.

6. COMMITMENTS AND CONTINGENCIES

As discussed in Note 4, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through October 31, 2003.

The United States Securities and Exchange Commission ("SEC") has made inquiries of the Company and certain officers during the year ended April 30, 2003. The SEC requested documentation supporting reported revenue and results of operations, specifically revenue recognized on shipments and products which had not yet been shipped to the UK affiliate during the year ended April 30, 2002. Subsequently, the SEC requested additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. The staff of the SEC has stated that they may recommend further action against the Company and its officers and directors. The action by the SEC could result in fines and orders for disgorgement of monies raised by the Company. The Company is disputing certain of the allegations and has not accrued any amounts for which it could be contingently liable as of October 31, 2003, should there be a ruling on this matter adverse to the Company. The Company has amended and restated its financial statements for the periods in question.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company’s Promax animal feed supplement for pigs. The Company has funded its commitment of $70,000 to the University. The University also has a $70,000 funding commitment to the project but had not yet fully funded that amount as of October 31, 2003. The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research. As of October 31, 2003, there have been no such revenues.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $886 and $1,294 and $107 and $620 in the three and six months ended October 31, 2003 and October 31, 2002, respectively.

7.   NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Warrants and options to purchase 3,357,220 shares of common stock were excluded from the calculation for the period ended October 31, 2003. The inclusion of such those warrants would be anti-dilutive.

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Warrants and options to purchase 3,095,000 shares of common stock were excluded from the calculation for the period ended October 31, 2002. The inclusion of such those warrants would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations:

		Three and Six Months Ended October 31, 2003					Three and Six Months Ended October 31, 2002

	Income	Shares	Per Share	Income	Shares	Per share	Income	Shares	Per share	Income	Shares	Per share

Net Income (Loss)	$(222,510)			$(530,406)			$(396,494)			$(1,001,520)
Preferred stock dividends

Loss from continuing operations	(222,510)			(530,406)			(396,494)			(1,001,520)

Basic Loss Per Share:

Loss available to common stockholders	$(222,510)	21,468,202	$(0.01)	$(530,406)	19,887,535	$(0.03)	$(396,494)	15,880,438	$(0.02)	$(1,001,520)	15,474,517	$(0.06)

Effect of dilutive securities	N/A			N/A			N/A			N/A

Diluted Loss Per Share	(222,510)	1,468,202	$(0.01)	$(530,406)	19,887,535	$(0.03)	$(396,494)	15,880,438	$(0.02)	$(1,001,520)	15,474,517	$(0.06)

8.   RELATED PARTY TRANSACTIONS

As discussed in Note 6, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $886 and $1,294 and $107 and $620 in the three and six months ended October 31, 2003 and 2002 respectively.

The Company had accrued salaries to its President and Chief Financial Officer. The total amount accrued of $1,604,042 through September 2003 was satisfied through the issuance of 7,698,658 shares of the Company’s common stock during the three month period ended October 31, 2003. At October 31, 2003, the Company had accrued an additional salary expense of $22,917, which has been netted against amounts due from officer for financial statement presentation.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at October 31, 2003.

The Company borrowed $141,355 from an entity owned by a family member of the Company’s President during the six month period ended October 31, 2002. Subsequent to October 31, 2002, the Company had settled this obligation through part of a total issuance of 858,578 shares of its common stock. In addition, the Company borrowed $134,900 during the three months ended October 31, 2003 from an entity owned by a family member of the Company’s President, as disclosed in Note 4. The terms of the agreement require one payment of principal and interest, accrued at 7% per annum, in 2008. This note is convertible to restricted common stock at market rate at the date of conversion.

The Company sells products to its affiliate in the United Kingdom. Because of the nature of the relationship, sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers. In the three and six months ended October 31, 2003, the Company recognized sales to this affiliate of $31,200 and also represents approximately 74% of the accounts receivable balance at October 31, 2003. In the three and six months ended October 31, 2002, the Company recognized sales of $300.

The Company entered into an operating lease agreement with an entity wholly owned by the President and CFO on May 1, 2003 for property located in Albuquerque, New Mexico. The lease is for a term of five years requiring monthly payments of $1,100. Lease expense recorded in the three and six months ended October 31, 2003 was $5,296 and $10,296, respectively.

9.   CONCENTRATIONS

Approximately 46% and 36% of the Company’s sales in the three and six months ended October 31, 2003 were to two customers. Approximately 74% of the net accounts receivable balance at October 31, 2003 was comprised of a balance due from one of these customers.

10. BUSINESS SEGMENTS

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	October 31, 2003	October 31, 2003	October 31, 2002	October 31, 2002

Animal Feed

United States	$21,387	$31,518	$4,164	$35,184
United Kingdom	30,824	30,824	-	-
Asia	-	-	-	-

Total	52,211	62,342	4,164	35,184

Fertilizer

United States	$67,244	$89,591	$10,793	$70,315
United Kingdom	6,000	6,000	300	300
Asia	-	-	-	-

Total	73,244	95,591	11,093	70,615

Total Revenue	$125,455	$157,933	$15,257	$105,799

Sales to the United Kingdom are facilitated through a distributor affiliated with the Company. See discussion on revenue recognition in Note 2.

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

Our fertilizer products are sold primarily through distributors, and are currently available in a small number of retail chain stores on a trial basis. Our animal feed products are sold primarily directly to end-users. We own a minority interest in Humatech, Ltd., a distribution company in the United Kingdom, and have recently started to again record sales through this distributor on products that were sold to their customers. Although our products have performed well in small but growing number of trials and tests, and there have been sporadic orders for our products, we have not yet been successful in generating consistent revenues.

In January 2003, we were contacted by the Securities and Exchange Commission about our accounting treatment of certain sales to Humatech, Ltd. After extensive discussions and negotiations with the Commission, and following the engagement of a new independent auditor, we discovered that the professional advice we received from our prior auditor was incorrect, and as a result we have had to restate our financials. The Commission inquiry and subsequent restatements have consumed the majority of our management’s time and our cash, resulting in decreased revenues for all periods thus far this year. As a result of the restatements, we became delinquent in our filings with the Commission, and our common stock was de-listed from the Over the Counter Bulletin Board and currently trades on the Pink Sheets.

However, with the filing of this Quarterly Report and the simultaneous filing of our Quarterly Report for the quarter ended July 31, 2003, we will have completed the restatements and will be current in our Commission filings. We intend to immediately approach a market maker to sponsor our re-application to the Over the Counter Bulletin Board. Once we have this administrative distraction behind us, our management can focus its attention on generating revenues from the sales of our products. We anticipate being able to generate additional orders through our distributors for our retail fertilizer products, and because our animal feed products have continued to produce the anticipated results, we anticipate increasing orders for it as well.

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

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Results of Operations

Introduction

Our revenues increased for the quarter ended October 31, 2003, and were up significantly from the same quarter during the previous year. Our operating expenses were lower compared to the same quarter during the previous year due to changes in our depreciation, lower outside consulting expense, and an overall effort on our part to reduce expenses, including moving our headquarters to Arizona. However, despite this increase in revenues and decrease in operating expenses we continue to operate at a loss, although our operating loss was approximately 40% lower than what it was during the same quarter last year. A breakdown of our revenues, operating expenses and operating loss, as well as management’s explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended October 31, 2003	Quarter ended October 31, 2002	Percentage Change

Net Revenues	$125,455	$15,257	800%
Cost of Goods Sold	68,430	25,536	250%
Gross profit/(loss)	57,025	(10,279)

Our revenues increased for the quarter ended October 31, 2003, by a substantial margin due to revenues generated by sales of our animal feed of $21,387 in the United States and $30,824 in the United Kingdom, compared to $4,164 and $0, respectively, for the quarter ended October 31, 2002. The additional increase in our revenues is largely attributed to sales of our fertilizer in the United States of $67,244 and in the United Kingdom of $6,000, compared to $10,793 and $300, respectively, for the quarter ended October 31, 2003. Our overall increase in sales of animal feed and fertilizer is due to general sales efforts as well as the recognition of sales to the United Kingdom in accordance with our new revenue recognition policy. Our cost of goods also increased substantially in order to produce the additional animal feed and fertilizer sold in both the United States and the United Kingdom. However, our cost of sales decreased as a percentage of revenues because our cost to produce animal feed and fertilizer decreases with the higher volume of product we produce. Because sales of our products continue to be sporadic, we do not have an opinion as to whether or not this increase in sales is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended October 31, 2003	Quarter ended October 31, 2002	Percentage Change

Total operating expenses	$285,627	$383,679	(25%)

Operating Loss	(228,602)	(393,958)	(42%)

Total other (income) expense	(6,092)	2,536

Net Loss	$(222,510)	$(396,494)	(44%)

Our total operating expenses, including sales and marketing expenses, for this quarter consisted primarily of the following:

Officer salary	$63,912
Professional fees	80,416
Manufacturers reps	27,351
Depreciation and amortization	11,419
Insurance	13,527
Travel	7,973
Transportation	5,665
Other (combined)	75,364

Total	$285,627

Our professional fees consists primarily of fees payable to legal counsel in connection with the Commission inquiry, and to our new independent auditor in connection with the restatement of our financials. Transportation and travel expenses are incurred by our management not only in connection with maintaining relationships with potential customers and suppliers, but also in connection with the Commission inquiry, and the re-location of our headquarters from Texas to Arizona.

In the future, if our revenues increase, our operating expenses as a percentage of revenues should decline as we are able to take advantage of operating efficiencies. In addition, now that the restatement of our financials is complete, we anticipate that our professional fees expenses should stabilize or decline.

Six Months Ended October 31, 2003 Compared to Six Months Ended October 31, 2002

Results of Operations

Introduction

Our revenues increased slightly for the six-months ended October 31, 2003 compared to the same six-month period during the previous year. However, our operating expenses were significantly lower compared to the same six-month period a year ago. Despite this slight increase in revenues and significant decrease in operating expenses we continued to operate at a loss over the six-month period ended October 31, 2003. A breakdown of our revenues, operating expenses and operating loss for this six-month period, as well as management’s explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this six-month period, as compared to the same six-month period during the previous year, were:

	Six Months ended October 31, 2003	Six Months ended October 31, 2002	Percentage Change

Net Revenues	$157,933	$105,799	33%
Cost of Goods Sold	124,070	86,936	30%
Gross profit/(loss)	33,863	18,863

Our revenues increased slightly for the six months ended October 31, 2003, primarily due to an increase in sales of animal feed in the United States of $30,824, compared to $0 for the same period a year ago, and a $19,000 increase in sales of fertilizer in the United States ($89,591 compared to $70,315) and a $5,700 increase in the United Kingdom ($6,000 compared to $300). Revenues from sales of animal feed in the United States decreased from $35,184 to $31,518 from the six-months ended October 31, 2002 compared to the six months ended October 31, 2003. Our overall increase in sales of animal feed and fertilizer is due to general sales efforts as well as the recognition of sales to the United Kingdom. Our cost of goods also increased in order to produce the additional animal feed and fertilizer sold in both the United States and the United Kingdom. Because sales of our products continue to be sporadic, we do not have an opinion as to whether or not this increase in sales is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this six-month period, as compared to the same six-month period during the previous year, were:

	Quarter ended October 31, 2003	Quarter ended October 31, 2002	Percentage Change

Total operating expenses	$575,227	$1,015,845	(44%)

Operating Loss	(541,364)	(996,982)	(46%)

Total other (income) expense	(10,958)	4,538

Net Loss	$(530,406)	$(1,001,520)	(47%)

Our total operating expenses for the six months ended October 31, 2003 decreased by nearly half as a result of our focus on the Commission’s inquiry and accompanying restatements, which caused our financial resources and our management’s time to be focused outside of our core business. However, as shown above, as a result of an increase in sales in the three-month period ended October 31, 2003, after the restatements had largely been completed, our operating loss decreased by almost 50% in the six months ended October 31, 2003 compared to the six-month period ended October 31, 2003.

Liquidity and Capital Resources

Introduction

Again, as discussed above, as a result of the Commission inquiry and accompanying restatements, both our financial resources and our management’s time has been focused outside of our core business. Our revenues did increase this quarter as compared to our previous quarter, and as a result of sales and our financing activities, as of the end of this quarter we had cash of $46,910 and accounts receivable of $40,314. Our liabilities consisted primarily of accounts payable and notes payable, with our accounts payable accounting for almost 29% of our total liabilities. We reduced the amount of accrued compensation by $1,604,042 by issuing common stock to our officers. Although our liabilities continue to exceed our assets by a large amount, given the allocation of these liabilities, if our revenues increase then our liquidity could, in our opinion, be managed. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior quarter were:

	Quarter ended October 31, 2003	Quarter ended July 31, 2003	Change

Cash	$46,910	$-0-	$46,910
Accounts receivable	40,314	22,412	17,902
Total current assets	190,074	78,938	111,136
Total assets	359,572	228,979	130,593
Total current liabilities	355,971	1,764,604	(1,408,633)
Total liabilities	704,636	1,968,225	(1,263,589)

Cash Requirements

For the quarter, our net cash used in operating activities was ($311,245). Our net cash used in operating activities for the previous quarter in this same year was ($232,569). We believe these to be approximately indicative of our cash flow needs for future quarters as well. However, if revenues increase, our cash flow needs will increase because of certain variable expenses such as payments to manufacturers representatives, transportation, and direct manufacturing costs and raw goods and packaging purchases necessary to produce completed products.

Sources and Uses of Cash

Operations

Our revenues were significantly increased this quarter as compared to the previous quarter of this same year, and because of this increase in revenues our cost of goods sold was less than our revenues (as compared to last quarter when our cost of goods sold exceeded our revenues because of low volume), resulting in a gross profit of $57,025. If our revenues continue to increase, our gross profit will continue to grow up to a certain point, and we will have cash flow from operations to satisfy our operating expenses.

Financing

This quarter, we paid our operating expenses with $134,900 from the proceeds of debt issuances in this quarter. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we reach profitability, and we do not at this time have an estimate of when that will be.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $370,068 as of October 31, 2003. Of this amount, $26,900 is the current portion, with the remaining $343,168 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants. During this quarter, we restructured some of these notes to reduce significantly the overall amount owed, as well as the current portion.

We are a party to three agreements discussed in Note 6 to our financial statements, Commitments and Contingencies. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of October 31, 2003, there has not been any revenues from that product.

We are also a party to a research agreement with Texas Tech University, under which we have funded certain research, and the University is obligated to match our funding. The University is entitled to a 2% royalty on revenue from products that are patentable as a result of the research done pursuant to the agreement. As of October 31, 2003, there have been no such revenues.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. In this quarter, we accrued $886 due to him under this agreement.

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

We have a net operating loss carryforward of approximately $6,985,000 as of October 31, 2003. The tax effect of this carryforward results in a deferred income tax asset of approximately $2,795,000 and a total deferred income tax asset of approximately $3,570,000. Because our management is uncertain about our ability to generate sufficient taxable income to fully utilize these carryforwards, they have determined that the total deferred income tax asset will be offset by a nearly equal valuation allowance.

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

ITEM 2  Changes in Securities and Use of Proceeds

In October 2003, we issued a total of 7,698,658 shares of common stock, restricted in accordance with Rule 144, to David Williams and John D. Rottweiller, the Company’s President and Chief Financial Officer, as payment for $1,604,042 owed to them for accrued salary. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the purchaser was an accredited investor.

In October 2003, we issued 15,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services issued to the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the purchaser was an accredited investor. Due to an error the consultant was initially issued 100,000 shares of common stock in October 2003, however that issuance was cancelled the next week and the appropriate amount of shares, 15,000, was issued.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1*	Assignment of Promissory Note and Consent Thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference from our Current Report on Form 8-K dated October 13, 2003 and filed with the Commission on October 28, 2003.

(b)       Reports on Form 8-K

On October 28, 2003, we filed a Current Report on Form 8-K dated October 13, 2003 disclosing in Item 5 the following: (i) David Williams’ acquisition, from a third party, of a promissory note issued by us in the principal amount of $336,000.00 (the "HUMT Note"), (b) David Williams offsetting the principal amount of the HUMT Note against officer advances, his repayment to us of $95,000 in officer advances, and the completion of a previously agreed-upon conversion of $845,000.00 in accrued and unpaid salary into 4,225,000 shares of Humatech restricted common stock, and (c) the conversion by J.D. Rottweiler of $694,731.55 in accrued and unpaid salary into 3,473,658 shares of Humatech restricted common stock.

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

