Form 10QSB
period 2004-01-31
HUMATECH INC
filed 2004-03-24
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___    No ___ .

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 17, 2004, there were 26,614,273 shares issued and 26,289,273 shares outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ___   No   X

Humatech, Inc.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1   Financial Statements

Item 1.
HUMATECH, INC.

BALANCE SHEET (UNAUDITED)

January 31, 2004

ASSETS:

CURRENT ASSETS
Cash	$8,766
Accounts receivable, net of allowance of $1,981	65,708
Inventories	44,196
Due from officer	5,735
Employee advances	8,396

Total current assets	132,801

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $172,696	157,740

DEPOSITS	339

TOTAL ASSETS	$290,880

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$245,824
Accrued liabilities	24,217
Customer deposits	63,321
Due to affiliates	59,684
Accrued officer compensation	46,875
Capital lease obligation - current portion	15,033
Notes payable - current portion	40,140

Total current liabilities	495,094

NOTES PAYABLE - long term portion	368,905

CAPITAL LEASE OBLIGATION - long term portion	2,439

Total liabilities	866,438

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 50,000,000 shares authorized,
26,189,273 shares issued and outstanding	7,116,018
Paid in capital	1,116,384
Accumulated deficit	(8,807,960)

Total stockholders' deficit	(575,558)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$290,880

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003 (UNAUDITED)

			(RESTATED)	(RESTATED)
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2004	January 31, 2004	January 31, 2003	January 31, 2003

NET REVENUES	$41,746	$199,679	$24,937	$130,736

COST OF GOODS SOLD	46,374	170,444	34,955	121,891

Gross profit/(loss)	(4,628)	29,235	(10,018)	8,845

OPERATING EXPENSES:
General and administrative expenses	177,983	656,453	446,627	1,338,888
Sales and marketing expenses	35,708	109,465	48,299	119,747
Research and development	11,899	12,143	17,577	53,139
Depreciation and amortization	11,419	34,175	8,286	24,860

Total operating expenses	237,009	812,236	520,789	1,536,634

OPERATING LOSS	(241,637)	(783,001)	(530,807)	(1,527,789)

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	33,634	39,225	10,977	15,515
Other expense (income)	-	(16,549)	-	-

Total other expense	33,634	22,676	10,977	15,515

LOSS BEFORE INCOME TAXES	(275,271)	(805,677)	(541,784)	(1,543,304)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(275,271)	$(805,677)	$(541,784)	$(1,543,304)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.04)	$(0.03)	$(0.10)

Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.10)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	26,136,132	21,970,401	20,488,810	15,955,423

Diluted	26,136,132	21,970,401	20,488,810	15,955,423

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS FOR THE NINE
MONTHS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003 (UNAUDITED)

		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003

Net loss	$(805,677)	$(1,543,304)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	34,175	20,443
Gain on sale of equipment	(7,000)	-
Issuance of common stock as compensation for services	4,650	1,758,764
Allowance for doubtful accounts	(18,186)	(11,101)
Value of common stock warrants granted to consultants	8,000	-
Changes in assets and liabilities:
Trade and other accounts receivable	(3,998)	22,349
Inventories	7,550	(6,781)
Prepaid and other current assets	(7,896)	-
Due from officer	(5,735)	-
Other assets	356	1,031
Accounts payable	122,720	40,963
Accrued liabilities	39,541	(6,498)
Customer deposits	11,741	-
Due to affiliates	(3,575)	(10,431)
Accrued officer compensation	216,018	27,908

Net cash (used in) provided by operating activities	(407,316)	293,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	7,000	-

Net cash provided by investing activities	7,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(23,791)	(10,098)
Proceeds from issuances of debt	176,163	131,355
Proceeds from the exercise of common stock options and warrants	-	70,345
Proceeds from sale of common stock	50,000	-

Net cash provided by financing activities	202,372	191,602

DECREASE IN CASH	(197,944)	484,945

CASH, BEGINNING OF YEAR	206,710	43,812

CASH, END OF YEAR	$8,766	$528,757

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS, (continued)
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 and 2003 (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION:
	2004	2003

Interest Paid

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2004	2003

Debt assumed by Company officer	$336,000	$-0-

Common stock issued to pay accrued officer compensation	$ 1,268,041	$ -0-

Property acquired under notes payable	$75,228	$-0-

Property acquired under capital lease	$2,412	$-0-

Common stock issued to retire related party debt	$-0-	$131,355

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

1.   ORGANIZATION AND BASIS OF PRESENTATION

Humatech, Inc. (the “Company”), produces and distributes humate-based trace element fertilizers and animal feed products. The Company’s products are sold to agriculture products’ dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers throughout the United States and the United Kingdom.

The accompanying financial statements for the period ended January 31, 2003 have been restated from what had been previously reported.

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

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $11,419 and $34,175 and $2,838 and $20,443 for the three and nine months ended January 31, 2004 and 2003 respectively.

Revenue recognition: The Company recognizes revenue when product is shipped FOB and collection is reasonably assured. Sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers.

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $7,865 and $20,906 and $3,854 and $24,278 for the three and nine months ended January 31, 2004 and January 31, 2003, respectively.

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

Net Loss Per Share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

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

Stock-Based Compensation: Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 14.

Recently Issued Accounting Pronouncements: In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on the Company’s financial position or results of operations.

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

3.   EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 41% of this entity at January 31, 2004. The Company accounts for its investment in Humatech, Ltd. under the equity method. The Company made no monetary investment in Humatech, Ltd. nor has the Company provided any assets or financial assistance to Humatech, Ltd. However, the Company has made loans to the affiliate. Therefore, there is no investment balance reflected in the accompanying balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $210,000 at January 31, 2004. The Company’s portion of the net losses of Humatech, Ltd. are not reflected in the accompanying statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero.

4.   NOTES PAYABLE

Notes payable at January 31, 2004 are comprised of the following:

January 31, 2004

Vehicle loan. Original principal balance of $30,000. Monthly installments of principal and interest of $706 through 2007. Interest at 15% per annum. Collateralized by vehicle.	$19,679

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded, the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At January 31, 2004, there had not yet been any sales of this product.
150,000

Vehicle loan. Original principal balance of $44,596. Monthly installments of principal and interest of $1,098 through 2007. Interest at 9% per annum. Collateralized by vehicle.	36,342

Equipment loan. Original principal balance of $27,761. Monthly installments of principal and interest of $843 through 2006. Interest at 6.25% per annum. Collateralized by equipment.	26,861

Convertible promissory note due to related party. Interest accrues at 7% per annum. Principal and interest due in 2008. Convertible to restricted common stock at market price at date of conversion.	139,413

Convertible notes payable. Four notes payable with four different creditors. Principal balances of $4,000 to $12,750. Due in 2005 through 2009. Interest at 8% to 10% per annum. Convertible into 203,824 shares of the Company’s common stock. The Notes are unsecured and have detachable warrants exercisable into 147,824 shares of the Company’s common stock.	36,750

Totals	409,045

Less current portion	(40,140)

Long-term portion	$368,905

The value of the detachable warrants and beneficial conversion feature of the convertible debt was determined to be $24,777. That amount was charged as a discount to the face value of the debt. Because the debt is convertible at any time at the option of the holder, the full amount of the discount was charged as interest expense in the three months ended January 31, 2004.

5.   STOCKHOLDERS’ DEFICIT

Common Stock Issued for Services

The Company has historically granted shares of its common stock to consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services.

Other

The Company frequently raises capital by offering shares of its common stock to investors. The Company issued 111,112 and 180,882 shares of its common stock for $20,000 and $50,000 in the three and nine months ended January 31, 2004, respectively. There was no stock issued for cash in the three and nine months ended January 31, 2003.

The Company has granted options to purchase its common stock to employees and consultants. The Company also grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities are expensed when granted. The Company expensed $-0- and $12,650 during the three and nine months ended January 31, 2004, which represented the imputed value of 100,000 options granted to a non-employee during that period.

No options were exercised during the three and nine months ended January 31, 2004; during the three and nine months ended January 31, 2003, the holders of these options exercised 100,000 and 219,000 options, resulting in cash received by the Company of $40,000 and $70,345, respectively.

In connection with the issuance of the convertible notes payable in the three months ended January 31, 2004, the Company also issued detachable warrants exercisable into 147,824 shares of the Company’s common stock. The warrants have exercise prices of $0.19 and $0.20 per share and expire five years from the date of issuance. The Company estimated the value of those securities using the Black-Scholes option pricing model to be $11,052. That amount was charged as a discount to the face amount of the related debt.

6.   COMMITMENTS AND CONTINGENCIES

As discussed in Note 4, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through January 31, 2004.

The United States Securities and Exchange Commission (“SEC”) has made inquiries of the Company and certain officers during the year ended April 30, 2003. The SEC requested documentation supporting reported revenue and results of operations, specifically revenue recognized on shipments and products which had not yet been shipped to the UK affiliate during the year ended April 30, 2002. Subsequently, the SEC requested additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. The staff of the SEC has stated that they may recommend further action against the Company and its officers and directors. The action by the SEC could result in fines and orders for disgorgement of monies raised by the Company. The Company is disputing certain of the allegations and has not accrued any amounts for which it could be contingently liable as of January 31, 2004, should there be a ruling on this matter adverse to the Company. The Company has amended and restated its financial statements for the periods in question.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company’s Promax animal feed supplement for pigs. The Company has funded its commitment of $70,000 to the University. The University also has a $70,000 funding commitment to the project but had not yet fully funded that amount as of January 31, 2004. The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research. As of January 31, 2004, there have been no such revenues.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $203 and $1,497 and $-0- and $620 in the three and nine months ended January 31, 2004 and January 31, 2003, respectively.

7.   NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Warrants and options to purchase 3,505,044 shares of common stock and debt convertible into 203,824 were excluded from the calculation for the period ended January 31, 2004. The inclusion of such those warrants would be anti-dilutive.

Warrants and options to purchase 3,095,000 shares of common stock were excluded from the calculation for the period ended January 31, 2003. The inclusion of such those warrants would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations:

                            Three and nine months ended January 31, 2004                                 Three and nine months ended January 31, 2003
	Income	Shares	Per Share	Income	Shares	Per share	Income	Shares	Per share	Income	Shares	Per share

Net Income (Loss)	$(275,271)			$(805,677)			$(541,784)			$(1,543,304)
Preferred stock dividends

Loss from continuing operations	(275,271)			(805,677)			(541,784)			(1,543,304)

Basic Loss Per Share:

Loss available to common stockholders	$(275,271)	26,136,132	$(0.01)	$(805,677)	21,970,401	$(0.04)	$(541,784)	20,448,810	$(0.03)	$(1,543,304)	15,955,423	$(0.10)

Effect of dilutive securities	N/A			N/A			N/A			N/A

Diluted Loss Per Share	$(275,271)	26,136,132	$(0.01)	$(805,677)	21,970,401	$(0.04)	$(541,784)	20,448,810	$(0.03)	$(1,543,304)	15,955,423	$(0.10)

8.    RELATED PARTY TRANSACTIONS

As discussed in Note 6, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $203 and $1,497 and $-0- and $620 in the three and nine months ended January 31, 2004 and 2003 respectively.

The Company had accrued salaries to its President and Chief Financial Officer. The total amount accrued of $1,604,042 through September 2003 was satisfied through the issuance of 7,698,658 shares of the Company’s common stock during the three month period ended October 31, 2003. At January 31, 2004, the Company had accrued an additional salary expense of $41,188, which has been netted against amounts due from officer for financial statement presentation.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at January 31, 2004.

The Company borrowed $141,355 from an entity owned by a family member of the Company’s President during the nine month period ended January 31, 2003. Subsequent to January 31, 2003, the Company had settled this obligation through part of a total issuance of 858,578 shares of its common stock. In addition, the Company borrowed $134,900 during the three months ended October 31, 2003 from an entity owned by a family member of the Company’s President, as disclosed in Note 4. The terms of the agreement require one payment of principal and interest, accrued at 7% per annum, in 2008. This note is convertible to restricted common stock at market rate at the date of conversion.

The Company sells products to its affiliate in the United Kingdom. Because of the nature of the relationship, sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers. In the three and nine months ended January 31, 2004, the Company recognized sales to this affiliate of $9,838 and $41,000, respectively, and also represents approximately 88% of the accounts receivable balance at January 31, 2004. In the three and nine months ended January 31, 2003, the Company recognized sales to this affiliate of $-0- and $300, respectively.

The Company entered into an operating lease agreement with an entity wholly owned by the President and CFO on May 1, 2003 for property located in Albuquerque, New Mexico. The lease is for a term of five years requiring monthly payments of $1,100. Lease expense recorded in the three and nine months ended January 31, 2004 was $2,200 and $12,496, respectively.

9.   CONCENTRATIONS

Approximately 63% and 48% of the Company’s sales in the three and nine months ended January 31, 2004 were to two customers. Approximately 88% of the net accounts receivable balance at January 31, 2004 was comprised of a balance due from one of these customers.

10. BUSINESS SEGMENTS

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2004	January 31, 2004	January 31, 2003	January 31, 2003

Animal Feed

United States	$15,339	$46,857	$-	$35,184
United Kingdom	9,838	40,662	-	-
Asia	-	-	-	-

Total	25,177	87,519	-	35,184

Fertilizer

United States	$16,569	$106,160	$24,937	$95,252
United Kingdom	-	6,000	-	300
Asia	-	-	-	-

Total	16,569	112,160	24,937	95,552

Total Revenue	$41,746	$199,679	$24,937	$130,736

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

In January 2003, we were contacted by the Securities and Exchange Commission about our accounting treatment of certain sales to Humatech, Ltd. After extensive discussions and negotiations with the Commission, and following the engagement of a new independent auditor, we discovered that the professional advice we received from our prior auditor was incorrect, and as a result we have had to restate our financials. The Commission inquiry and subsequent restatements have consumed the majority of our management’s time and our cash, resulting in decreased revenues for all periods thus far this year. As a result of the restatements, we became delinquent in our filings with the Commission, and our common stock was de-listed from the Over the Counter Bulletin Board and traded on the Pink Sheets for a period of time.

However, with the filing of our Quarterly Report for the quarter ended October 31, 2003, we completed the restatements and on February 9, 2004, we were re-listed on the Over the Counter Bulletin Board. Now that we have this administrative distraction behind us, our management can focus its attention on generating revenues from the sales of our products. We anticipate being able to generate additional orders through our distributors for our retail fertilizer products, and because our animal feed products have continued to produce the anticipated results, we anticipate increasing orders for it as well.

In the fourth calendar quarter of 2003, there was an isolated case of mad cow disease in North America. Although investigations are still underway, it does not appear that the disease is wide spread, or that it will have a material impact on our future sales to the cattle industry, which is one of our largest potential target markets for our animal feed products. We continue to monitor this situation very closely.

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

Our independent accountants qualified the report based primarily on an objective test of our historical financial results. Although we agree that this qualification is applicable when the objective test is applied, and that our financial statements for the period ending April 30, 2004 will likely contain the same qualificaitons, we believe that if we can successfully implement our business plan in the next fiscal year, future audit reports might be issued without this qualification. Until such time, however, our going concern qualification may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Results of Operations

Introduction

Our revenues for the quarter ended January 31, 2004 decreased when compared to the immediately preceding quarter but increased when compared to the same quarter during the previous year. Due to our sporadic sales we anticipate that our revenues from quarter-to-quarter may differ significantly. Our operating expenses decreased slightly when compared to the immediately preceding quarter, but were significantly lower compared to the same quarter during the previous year due to changes in our depreciation, lower outside consulting expense, and an overall effort on our part to reduce expenses, including moving our headquarters to Arizona. However, despite the increase in revenues and decrease in operating expenses for the quarter ended January 31, 2004 compared to the same period one year ago, we continue to operate at a loss, although our operating loss was approximately 50% lower than what it was during the same quarter last year. A breakdown of our revenues, operating expenses and operating loss, as well as management’s explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended January 31, 2004	Quarter ended January 31, 2003	Percentage Change

Net Revenues	$41,746	$24,937	40%
Cost of Goods Sold	46,374	34,955	25%
Gross profit/(loss)	(4,628)	(10,018)

Our revenues increased for the quarter ended January 31, 2004 compared to the same quarter one year ago by a substantial margin due to revenues generated by sales of our animal feed supplement of $15,339 in the United States and $9,838 in the United Kingdom, compared to $0 and $0, respectively, for the quarter ended January 31, 2003. Our overall increase in sales of animal feed supplement is due to general sales efforts as well as the recognition of sales to the United Kingdom in accordance with our new revenue recognition policy. Our cost of goods also increased substantially in order to produce the additional animal feed supplements and fertilizer sold in both the United States and the United Kingdom. However, our cost of sales decreased as a percentage of revenues because our cost to produce animal feed supplements and fertilizer decreases with the higher volume of product we produce. As evidenced by our numbers from one quarter to the next quarter, sales of our products continue to be sporadic, and we do not have an opinion as to whether or not the decrease in sales from the preceding quarter is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended January 31, 2004	Quarter ended January 31, 2003	Percentage Change

Total operating expenses	$237,009	$520,789	(54%)

Operating Loss	(241,637)	(530,807)	(54%)

Total other (income) expense	33,634	10,977

Net Loss	$(275,271)	$(541,784)	(49%)

Our total operating expenses, including sales and marketing expenses, for this quarter consisted primarily of the following:

Officer salary	$89,746
Professional fees	27,079
Manufacturers reps	19,914
Research and Development	11,898
Insurance	17,625
Advertising	7,865
Transportation	7,504
Other (combined)	55,378

Total	$237,009

Our professional fees decreased substantially from the preceding quarter since most of our legal fees from the preceding quarter were in connection with the Commission inquiry, and to our new independent auditor in connection with the restatement of our financials. Transportation and travel expenses are incurred by our management not only in connection with maintaining relationships with potential customers and suppliers, but also in connection with the Commission inquiry, and the re-location of our headquarters from Texas to Arizona.

In the future, if our revenues increase, our operating expenses as a percentage of revenues should decline as we are able to take advantage of operating efficiencies. In addition, now that the restatement of our financials is complete, we believe that our professional fees expenses for the quarter ended January 31, 2004, are more indicative of future professional fees expenses than the preceding quarter numbers.

Nine Months Ended January 31, 2004 Compared to Nine Months Ended January 31, 2003

Results of Operations

Introduction

Our revenues increased for the nine-months ended January 31, 2004 compared to the same nine-month period during the previous year. However, our operating expenses were significantly lower compared to the same nine-month period a year ago. Despite this increase in revenues and significant decrease in operating expenses we continued to operate at a loss over the nine-month period ended January 31, 2004. A breakdown of our revenues, operating expenses and operating loss for this nine-month period, as well as management’s explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this nine-month period, as compared to the same nine-month period during the previous year, were:

	Nine Months ended January 31, 2004	Nine Months ended January 31, 2003	Percentage Change

Net Revenues	$199,679	$130,736	35%
Cost of Goods Sold	170,444	121,891	28%
Gross profit/(loss)	29,235	8,845

Our revenues increased for the nine months ended January 31, 2004, primarily due to an increase in sales of animal feed supplements in the United Kingdom of $40,662, compared to $0 for the same period a year ago, and a $11,000 increase in sales of fertilizer in the United States ($106,160 compared to $95,252) and a $5,700 increase in the United Kingdom ($6,000 compared to $300). Revenues from sales of animal feed supplements in the United States also increased from $35,184 to $46,857 from the nine months ended January 31, 2003 compared to the nine months ended January 31, 2004. Our overall increase in sales of animal feed supplements and fertilizer is due to general sales efforts as well as the recognition of sales to the United Kingdom. Our cost of goods also increased in order to produce the additional animal feed supplements and fertilizer sold in both the United States and the United Kingdom. Because sales of our products continue to be sporadic, we do not have an opinion as to whether or not this increase in sales is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this nine-month period, as compared to the same nine-month period during the previous year, were:

	Nine Months ended January 31, 2004	Nine Months ended January 31, 2003	Percentage Change

Total operating expenses	$812,236	$1,536,634	(47%)

Operating Loss	(783,001)	(1,527,789)	(49%)

Total other (income) expense	22,676	15,515

Net Loss	$(805,677)	$(1,543,304)	(48%)

Our total operating expenses for the nine months ended January 31, 2004 decreased by nearly half as a result of our focus on the Commission’s inquiry and accompanying restatements, which caused our financial resources and our management’s time to be focused outside of our core business. However, as shown above, as a result of an increase in sales in the three-month period ended January 31, 2004, after the restatements had largely been completed, our operating loss decreased by almost 50% in the nine months ended January 31, 2004 compared to the nine-month period ended January 31, 2003.

Liquidity and Capital Resources

Introduction

Again, as discussed above, as a result of the Commission inquiry and accompanying restatements, a portion of both our financial resources and our management’s time during the quarter ended January 31, 2004 was focused outside of our core business. Although our revenues decreased this quarter as compared to our previous quarter, as a result of sales and our financing activities as of the end of this quarter we had cash of $8,766 and accounts receivable of $65,708. Our total liabilities as of January 31, 2004 were $866,438, consisting primarily of accounts payable and notes payable, with our accounts payable and long-term portion of our notes payable accounting for almost 29% and 43% of our total liabilities, respectively. Although our liabilities continue to exceed our assets by a large amount, given the allocation of these liabilities, if our revenues increase then our liquidity could, in our opinion, be managed. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior quarter were:

	Quarter ended January 31, 2004	Quarter ended October 31, 2003	Change

Cash	$8,766	$46,910	$(38,144)
Accounts receivable	65,708	40,314	25,394
Total current assets	132,801	190,074	(57,273)
Total assets	290,880	359,572	(68,692)
Total current liabilities	495,094	355,971	139,123
Total liabilities	866,438	704,636	161,802

Cash Requirements

For the nine-month period ended January 31, 2004 our net cash used in operating activities was ($407,316). We believe this is approximately indicative of our cash flow needs for future nine-month periods when sales of our products are similar to this nine-month period. However, if sales and revenues increase, our cash flow needs will increase because of certain variable expenses such as payments to manufacturers representatives, transportation, and direct manufacturing costs and raw goods and packaging purchases necessary to produce completed products.

Sources and Uses of Cash

Operations

Our revenues increased this quarter as compared to the previous quarter of this same year. Our cost of goods sold was higher than our revenues in both these quarters because our sales volume for both quarters was low. For the quarter ended January 31, 2004, and the same quarter the preceding year, we experienced a gross loss of $4,628 and $10,018, respectively. However, we anticipate that if our revenues continue to increase, we will have a gross profit in future quarters, and eventually we hope to have cash flow from operations to satisfy our operating expenses.

Financing

During the nine-month period ended January 31, 2004 we paid our operating expenses primarily with $176,163 from the proceeds of debt issuances. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we reach profitability, and we do not at this time have an estimate of when that will be.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $409,045 as of January 31, 2004. Of this amount, $40,140 is the current portion, with the remaining $368,905 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants.

We are a party to three agreements discussed in Note 6 to our financial statements, Commitments and Contingencies. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of January 31, 2004, there have not been any revenues from that product.

We are also a party to a research agreement with Texas Tech University, under which we have funded certain research, and the University is obligated to match our funding. The University is entitled to a 2% royalty on revenue from products that are patentable as a result of the research done pursuant to the agreement. As of January 31, 2004, there have been no such revenues.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. In this quarter, we accrued $203 due to him under this agreement.

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

We have a net operating loss carryforward of approximately $7,260,000 as of January 31, 2004. The tax effect of this carryforward results in a deferred income tax asset of approximately $2,904,000 and a total deferred income tax asset of approximately $3,679,000. Because our management is uncertain about our ability to generate sufficient taxable income to fully utilize these carryforwards, they have determined that the total deferred income tax asset will be offset by a nearly equal valuation allowance.

ITEM 3   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 2   Changes in Securities and Use of Proceeds

In December 2003, we issued a convertible promissory note in the face amount of $10,000, plus warrants to purchase 58,824 shares of our common stock at $0.19 per share, to an accredited investor. The note is convertible into our common stock at $0.17 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In January 2004, we issued a convertible promissory note in the face amount of $12,750, plus warrants to purchase 75,000 shares of our common stock at $0.19 per share, to an accredited investor. The note is convertible into our common stock at $0.17 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In January 2004, we issued a total of 111,112 shares of common stock, restricted in accordance with Rule 144, to Barney Farms under the terms of a Conversion Agreement dated January 15, 2004, under which Barney Farms agreed to convert $20,000 of debt into 111,112 shares of our common stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

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
Dated: March 23, 2004
	By:	David G. Williams
	Its:	President, Director, and
Chief Executive Officer

/s/ John D. Rottweiler
Dated: March 23, 2004
	By:	John D. Rottweiler
	Its:	Vice President, Director, and
Chief Financial Officer

