Form 10KSB
period 2004-04-30
HUMATECH INC
filed 2004-09-10
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (480) 813-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year.     $275,918 for the year ended April 30, 2004.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $3,623,479, based on the closing price of $0.22 for the common stock on September 3, 2004.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 3, 2004, there were 30,214,273 shares of common stock, no par value, issued and outstanding.

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

Yes ☐  No ☒.

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

•

ORGANIC MATTER: Organic matter is a grouping of carbon containing compounds which have originated from living beings and deposited on or within the earth's structural components. Soil organic matter includes the remains of all plant and animal bodies that have fallen on the earth's surface or purposely applied by man in the form of organically synthesized pesticides. When organic matter is burned, there remains a residual ash. The residual ash is composed of the minerals, trace elements required by plants and animals during their normal growth processes. Thus organic matter contains mineral elements required by plants and animals.

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

Our Fertilizer Products

We manufacture and distribute organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) mass merchandisers and independent nurseries in the retail lawn and garden market. Our fertilizer products accounted for approximately 74% of our sales last year, with 38% coming from sales to commercial growers and 36% coming from sales to merchandisers and nurseries in the retail lawn and garden market.

In the commercial agriculture market, we offer the following fertilizer products:

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

4

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

In the home, lawn and garden market, we offer the following fertilizer products:

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

Our Animal Feed Supplements Products

We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Sales of our animal feed supplements accounted for approximately 26% of our sales last year.

Our animal feed supplement products consist of:

•

PROMAX. An organic, non-toxic feed ingredient used for non-ruminant animals that provides an all-natural source of nutritional iron. All the data on the benefits of PROMAX have been gathered from scientific research from extensive research trials at Texas A&M University and Texas Tech University.

Our Bio-Remediation Products

We manufacture a limited line of products that assist in the removal of contaminants from the soil. Our bio-remediation products did not account for any of our sales last year, and are not expected to account for any material portion of our sales in the fiscal year ended April 30, 2005.

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

Raw Materials and Manufacturing Our Products

We purchase a significant amount of chemicals and raw materials from the open market. The majority of our humates are purchased from a single supplier, RAMMSCO, Inc., an entity controlled by our Chairman David G. Williams, because the product is made to specific formulation not known to other suppliers and at a significantly lower price than other suppliers. In the year ended April 30, 2004, the Company purchased approximately $13,500 worth of humate from RAMMSCO, Inc., which was the majority of our humate purchased in that year. The Company did not make material purchases from this entity in the year ended April 30, 2003.

Competition

We are not aware of any significant competitors, with respect to size, financial strength, and market distribution, that manufacture humate-based trace element products and animal feed ingredients. The financial and market strengths of competitive firms do not present any major competitive factors. Although some of our competitors have been in business a long time, they are regional in scope and their experience limits their sales to the local client and type of crops grown. Most of the companies are small, independent, and geographically restricted which manufacture and market a very limited type of dry product or liquid humic acid into the agricultural crops arena. We try to assist our distributors that are established in that same area, through technical support, local advertising, and customer service.

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

Research and Development

During the last two fiscal years, we have spent approximately 5% of our personnel resources, and approximately 5% of our financial resources, on research and development activities. These costs are borne primarily by us, and are not directly passed on to our customers except in the appropriate pricing of our products. Over the course of the last year we have begun relying on third party distributors to conduct the research and development at their own cost.

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

Foreign Operations

In November 1998, we entered into a letter of intent for the purpose of establishing a joint venture to promote and sell our products into the European Union of Countries. On November 12, 1998, we formed a new entity named Humatech, Ltd., of which we currently own a 36% interest, with the remaining interest owned by European-based investors. We sell product to Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties. However, we do not recognize revenue or cost of sales from those sales until Humatech, Ltd. sells the product to third party customers. We sold product to Humatech, Ltd. in the amount of approximately $45,000 and $35,800 for the years ended April 30, 2004 and 2003 respectively.

Employees

As of September 3, 2004, we employed a total of six (6) full-time employees, two (2) of which were officers, three (3) of which were engaged in manufacturing activities, and one (1) engaged in administrative activities.

ITEM 2 - DESCRIPTION OF PROPERTY

Our main office is located in Mesa, Arizona under the terms of a three (3) year lease terminating on July 14, 2006 at a rate of $1,512.83 per month.

We lease approximately four (4) acres of land in the Albuquerque, New Mexico area from RAMMSCO, INC., an entity controlled by our officers and directors. The lease is for a period of five (5) years, terminating on April 30, 2007, at a rate of $1,100 per month.

ITEM 3 - LEGAL PROCEEDINGS

In January 2003, we were contacted by the Securities and Exchange Commission about our accounting treatment of certain sales to Humatech, Ltd. After extensive discussions and negotiations with the Commission, and following the engagement of a new independent auditor, we discovered that the professional advice we received from our prior auditor was incorrect, and as a result we have had to restate our financials. The Commission inquiry and subsequent restatements have consumed the majority of our management's time and our cash, resulting in decreased revenues for all periods thus far this year. As a result of the restatements, we became delinquent in our filings with the Commission, and our common stock was de-listed from the Over the Counter Bulletin Board and traded on the Pink Sheets for a period of time. However, with the filing of our Quarterly Report for the quarter ended October 31, 2003, we completed the restatements and on February 9, 2004, we were re-listed on the Over the Counter Bulletin Board.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the Pink Sheets under the symbol "HUMT." Historically, our stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("OTCBB"), under the same symbol. On September 25, 2003, the OTCBB de-listed our common stock because of our failure to stay current with our reporting obligations under the Securities Exchange Act of 1934 (the "'34 Act"), and on that same day our common stock was quoted on the Pink Sheets. On February 9, 2004, the OTCBB re-listed our stock under the symbol "HUMT." Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended April 30,	Period	Prices
		High	Low

2003	First Quarter	$1.15	$0.55
	Second Quarter	$0.89	$0.42
	Third Quarter	$1.58	$0.40
	Fourth Quarter	$0.97	$0.61

2004	First Quarter	$0.79	$0.51
	Second Quarter	$0.62	$0.20
	Third Quarter	$0.35	$0.18
	Fourth Quarter	$0.44	$0.05

2005	First Quarter	$0.32	$0.09

Close on September 1, 2004		$0.20	$0.17

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

Holders

As of April 30, 2004 and September 3, 2004 there were 26,814,273 and 30,214,273 shares, respectively, of our common stock issued and outstanding and held by approximately 170 holders of record, and over 5,000 beneficial owners.

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

Recent Sales of Unregistered Securities

In March 2004, in conjunction with a $100,000 loan to the Company and in accordance with the terms of a Note and Warrant Purchase Agreement, we issued a warrant to purchase up to 500,000 shares of our common stock at exercise prices between $0.50 and $0.15 per share. The issuance were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In March 2004, we issued warrants to purchase up to 300,000 shares of common stock to two accredited investors at an exercise price of $0.30. The shares underlying the warrants were "restricted" securities as defined under Rule 144 of the Securities Act of 1933. The issuances were exempt from registration pursuant to Section 4(2) of the Act.

In March 2004, we issued 100,000 shares of common stock to an accredited investor in exchange for $20,000. The shares were "restricted" securities as defined under Rule 144 of the Securities Act of 1933. The issuances were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Summary Overview

We currently are divided into two main business units: fertilizer and animal feed products. First, is our fertilizer division, which manufactures and distributes organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) retail mass merchandisers and independent nurseries in the lawn and garden market. Our fertilizer products accounted for approximately 74% of our sales last year, with 38% coming from sales to commercial growers of agricultural crops and 36% from sales to retail mass merchandisers and independent nurseries in the lawn and garden market. Second, is our animal feed division, which manufactures and distributes organic based animal feed supplements to the animal feeding industry. Sales of our animal feed supplements accounted for approximately 26% of our sales last year.

Qualified Report of Independent Certified Public Accountants

Our independent accountant has qualified his report, stating that the audited financial statements of Humatech, Inc. for the period ending April 30, 2004 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Results of Operations

Introduction

Our operations for 2004 were essentially the same as for 2003, except that we reduced our reliance on outside consultants and sales representatives by focusing on sales by our management and looking for third party distributors to conduct the sales of our products. Sustaining significant operating costs, we continue to operate at a loss. 2004 operating expenses were less than in 2003 due to our shift away from paying outside sales staff and consultants and, instead, focusing on third party distributors.

Year ended April 30, 2004 compared to year ended April 30, 2003

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the years ended April 30, 2004 and 2003, respectively, are as follows:

	Year Ended April 30, 2004	Year Ended April 30, 2003	Percentage Change

Revenue	$275,918	$241,292	13%
Cost of Goods Sold	314,992	248,540	21%
General & Administrative Expenses	1,416,073	1,436,495	(1%)
Loss from Operations	$(1,879,589)	$(2,198,240)	(14%)

Revenues

Revenues for the year ended April 30, 2004 were $275,918 compared to $241,292 for the same period in 2003. Our revenues increased in 2004 primarily due to an increase in sales of PROMAX, our animal feed supplement.

Cost of Goods Sold

Cost of goods sold for the year ended April 30, 2004 were $314,992, compared to $248,540 for the same period in 2003. Our cost of goods sold was higher primarily as a result of an increase in the cost of manufacturing and labor, as well as increased transportation expenses.

Operating, General and Administrative Expenses

Total operating expenses were $1,594,376 for the year ended April 30, 2004 as compared to $2,182,696 for the year ended April 30, 2003, a decrease of 27%. These expenses decreased as a result of us switching from outside consultants and salespeople to third party distributors in order to generate sales.

Net Loss

We experienced a net loss of ($1,879,589) for the year ended April 30, 2004 as compared to a net loss of ($2,198,240) for the year ended April 30, 2003, a decrease of 14%.

This decrease is attributable to our switch from outside salespeople and consultants to more executive level sales and locating third party distributors to sell our products. Additionally, these third party distributors are conducting some of the research and development previously conducted by the company.

Three months ended April 30, 2004 compared to three months ended April 30, 2003

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, total operating expenses, and loss from operations for the quarter ended April 30, 2004 as compared to the quarter ended April 30, 2003 are as follows:

	Quarter Ended April 30, 2004	Quarter Ended April 30, 2003	Percentage Change

Revenue	$76,239	$149,770	(49%)
Cost of Goods Sold	144,548	175,295	(18%)
Total Operating Expenses	811,375	876,754	(8%)
Loss from Operations	$(1,073,912)	$(853,991)	$20%

Revenues

Revenues for the quarter ended April 30, 2004 were $76,239 compared to $149,770 for the quarter ended April 30, 2003.

Cost of Goods Sold

Cost of goods sold was $144,548 for the quarter ended April 30, 2004 compared to $175,295 for the quarter ended April 30, 2003. Our cost of goods sold was higher in the year ended April 30, 2003, due to the fact we donated some initial product and wrote off some inventory in 2003.

Total Operating Expenses

Our total operating expenses were $811,375 for the quarter ended April 30, 2004 as compared to $876,754 for the quarter ended April 30, 2003, a difference of 8%.

Net Loss

We experienced a net loss of $1,073,912 for the quarter ended April 30, 2004 as compared to a net loss of $853,991 for the quarter ended April 30, 2003. This increase in net loss is attributable primarily to higher manufacturing and labor costs, as well as an increase in expenses related to transportation.

Liquidity and Capital Resources

Introduction

During fiscal year 2004, we did not generate positive operating cash flows. Cash totaled $1,235 and $206,710 at April 30, 2004 and 2003, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of April 30, 2004 and 2003, respectively, are as follows:

	April 30, 2004	April 30, 2003	Percentage Change

Cash	$1,235	$206,710	(99%)
Total Current Assets	60,254	302,480	(80%)
Total Assets	206,315	417,450	(51%)
Total Current Liabilities	514,936	1,698,572	(70%)
Total Liabilities	$987,171	$1,878,800	(47%)

Cash Requirements

For the year ended April 30, 2004 our net cash used in operating activities was ($604,379), as compared to ($910,853) for the year ended April 30, 2003. Negative operating cash flows during 2004 were primarily created by a net loss from operations of $1,879,589, partially offset by stock issued for services of $578,650, an amount due to officers of $292,092, amortization of beneficial conversion feature of debt and related warrants of $232,039, and accounts payable of $90,049.

Negative operating cash flows in 2003 were primarily created by a net loss from operations of $2,198,240, partially offset by an increase of $714,735 in stock issued for services and interest, value of common stock warrants granted to consultants of $444,507, and an increase in inventory of $46,932.

Sources and Uses of Cash

Operations

Net cash used by operations was ($604,379) for the year ended April 30, 2004, as compared to ($910,853) for the year ended April 30, 2003. Negative operating cash flows during 2004 were primarily created by the fact that revenues were limited to $275,918.

Financing

Net cash provided by financing activities was $394,404 and $1,080,367, respectively, for the years ended April 30, 2004 and 2003. In 2004, financing activities consisted mainly of proceeds from the issuance of debt of $356,763 and proceeds from the sale of common stock of $70,000. Whereas in 2003, financing activities consisted mainly of proceeds from the sale of common stock of $461,565, proceeds from the exercise of common stock options and warrants of $409,645, and proceeds from the issuance of debt of $221,149.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $581,630 as of April 30, 2004. Of this amount, $43,831 is the current portion, with the remaining $537,799 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants.

We are a party to three agreements discussed in Note 6 to our financial statements, Notes Payable. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of April 30, 2004, there have not been any revenues from that product.

We are also a party to a research agreement with Texas Tech University, under which we have funded certain research. The University is entitled to up to a 2% royalty on revenue from products that are patentable as a result of the research done pursuant to the agreement. As of April 30, 2004, there have been no such revenues. We are not currently conducting any research at Texas Tech University.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. Under this agreement we paid or accrued $2,389 and $2,246, in the years ended April 30, 2004 and April 30, 2003, respectively.

Off Balance Sheet Contracts

At April 30, 2004 and 2003, there were no "off balance sheet" contracts or items to record.

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

One critical accounting policy is the recording of sales, and related revenue recognition, on transactions with Humatech, Ltd., a foreign entity that is a related party of which we currently own 36%. We account for our investment in Humatech, Ltd. under the equity method. Sales, and the associated cost of sales, to Humatech, Ltd. are not recognized until the product has been sold by Humatech, Ltd. to third-party customers.

A second is that we issue common stock to employees and consultants as consideration for services rendered. We use the trading price of the Company's common stock as the value to apply to those transactions.

The third is that management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $3,293,000 deferred income tax asset related to net operating loss carry forwards at April 30, 2004. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

ITEM 7 - FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Humatech, Inc.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 8. On May 12, 2003, we filed a current report on Form 8-K regarding the resignation of our previous auditor, S.W. Hatfield, CPA, and on July 18, 2003, we filed an amended current report on Form 8-K/A regarding the engagement of our new auditor, Epstein, Weber & Conover, PLC.

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

Name	Age	Position(s)

David G. Williams	55	President, CEO, and Director

John D. "J.D." Rottweiler	60	Secretary, CFO, and Director

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

Board Meetings and Committees

During the fiscal year ended April 30, 2004, the Board of Directors met on a weekly basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

2002 Omnibus Securities Plan

On April 19, 2002, our Board of Directors approved the Humatech, Inc. 2002 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 1,500,000 shares of our common stock. On May 1 of each year, the number of shares in the 2002 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. As of May 1, 2004, we can issue a total of 2,680,000 shares under the 2002 Securities Plan. As of September 3, 2004, a total of 1,511,817 shares of our common stock, or options to acquire shares of our common stock, had been issued under the 2002 Securities Plan.

Board Compensation

A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not our employees.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2004 and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long TermCompensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David G. Williams	2004	175,000(1)	-0-	-0-	170,000	-0-	-0-	2,927 (2)
President and CEO	2003	175,000(1)	-0-	-0-	-0-	-0-	-0-	2,413 (2)

John D. Rottweiler	2004	125,000(1)	-0-	-0-	170,000	-0-	-0-	-0-
Secretary and CFO	2003	125,000(1)	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Some amounts accrued but not paid during the fiscal year.

(2)	Represents payments received pursuant to a royalty agreement. Mr. Williams also received certain payments pursuant to contractual agreement for various equipment leases.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 5, 2004, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	David G. Williams	9,268,255 (3)	30.7%
Common Stock	John D. Rottweiler	4,475,658	14.8%
Common Stock	All officers and directors as a group (2 persons)	13,743,913 (3)	45.5%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Humatech, Inc., 1959 South Val Vista Drive, Suite 130, Mesa, Arizona 85204.

(2)	Based on 30,214,273 shares outstanding as of August 5, 2004.

(3)	Includes 1,000,000 shared held directly by Mr. Williams. Also includes 8,268,255 shares held by Willow Capital, L.P., over which Mr. Williams does not have voting or disposition power, however, he does have a pecuniary interest in that he is the beneficiary of proceeds that may be received from the sale of the shares. Voting and disposition power over the shares held by Willow Capital, L.P. is held by the adult children of Mr. Williams.

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

As of April 30, 2004 and 2003, total cumulative amounts unpaid under these agreements are as follows:

	2004	2003
Officer compensation	$122,948	$1,098,898
Royalty Fees	-	-
	$122,948	$1,098,898

Future amounts due under the employment agreements are as follows:

Year ending
April 30,	Amount

2005	$300,000
Total	$300,000

Mining Materials Purchase Agreement

On March 26, 2003, we entered into a Mining Materials Purchase Agreement with RAMMSCO, Inc., a Nevada corporation principally controlled by David G. Williams and John D. "J.D." Rottweiler, our officers and directors. RAMMSCO owns certain mining rights to acquire certain materials from a designated area. We use those materials in the development of our products. Under the terms of the agreement, RAMMSCO agreed to sell to us exclusively all of the materials from the defined area at a fixed price (subject to adjustment for inflation and actual increases in operating costs) deemed by our management to be advantageous when compared to the marketplace, for a period of twenty (20) years. We must pay the costs of extraction. In addition, we have an option to purchase, on terms and conditions to be agreed upon by the parties, any other materials which may be extracted from the area, as well as a right of first refusal for up to two (2) years after termination of the agreement. As consideration for the obligations of

RAMMSCO under the agreement, we agreed to issue to RAMMSCO 12,500,000 shares of our common stock, of which 6,380,267 shares were issued.

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

As a result, on July 23, 2003, we entered into a Mutual Rescission Agreement with RAMMSCO, terminating the Materials Agreement in its entirety effective as of the date of its execution, March 26, 2003. All the consideration paid to RAMMSCO was returned, including the 6,380,267 shares of our common stock, which was cancelled.

Humatech, Ltd.

We own an interest in an entity that primarily distributes our products in the United Kingdom. We formed this entity, Humatech, Ltd., as a joint venture with one of our United Kingdom distributors. We owned approximately 36% and 41% of this entity at April 30, 2004 and 2003, respectively. We have not made any monetary investment in Humatech, Ltd. However, we have made loans to Humatech, Ltd.

We sold product to Humatech, Ltd. in the amount of approximately $45,000 and $35,800 for the years ended April 30, 2004 and 2003 respectively.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Item No.	Description

2.1 (1)	Asset purchase agreement by and between International Humate Fertilizer Co. and Midwest Enterprise Consultants, Inc.

3.1 (1)	Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.2 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.3 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.4(6)	Amendment to the Articles of Incorporation of Humatech, Inc.

3.5(6)	Restated Articles of Incorporation of Humatech, Inc.

3.4 (1)	Bylaws of Humatech, Inc.

4.1 (2)	Humatech, Inc. 2002 Omnibus Securities Plan

10.1(5)	Assignment of Promissory Note and Consent Thereto.

10.2 (1)	Employment agreement by and between International Humate Fertilizer Co. and David G. Williams

10.3 (1)	Employment agreement by and between International Humate Fertilizer Co. and John D. Rottweiler

10.4 (1)	Royalty agreement by and between International Humate Fertilizer Co. and David G. Williams

10.5 (1)	Joint venture agreement for Humatech, Ltd.

10.6 (1)	Lease of Premises located in Houston, Texas.

10.7 (1)	Lease of Premises located in Katy, Texas.

10.8(3)	Mining Minerals Purchase Agreement with RAMMSCO, Inc.

10.9(4)	Mutual Rescission Agreement with RAMMSCO, Inc.

10.10(6)	Lease of Premises located in Mesa, Arizona.

10.11(6)	Lease of land in Albuquerue, New Mexico.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 12, 2002.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on June 3, 2002.

(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on April 3, 2003

(4)	Incorporated by reference from our Current Report on Form 8-K dated July 24, 2003 and filed with the Commission on July 28, 2003.

(5)	Incorporated by reference from our Current Report on Form 8-K dated October 13, 2003 and filed with the Commission on October 28, 2003.

(6)	Incorporation by reference from our Annual Report on Form 10-KSB dated December 8, 2003 filed with the Commission on December 12, 2003.

(b)    Reports on Form 8-K

On April 16, 2004, we filed a Current Report on Form 8-K enclosing the Consent of Epstein, Weber & Conover, P.L.C. to the incorporation by reference into our registration statement on Form S-8 (SEC File No. 333-89682) filed on June 3, 2002, of their report dated October 20, 2003 with respect to their audit of our financial statements as of April 30, 2003 and for the year then ended. The Consent had been omitted from our registration statement on Form S-8.

ITEM 14 - CONTROLS AND PROCEDURES

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

Dated: September 8, 2004	Humatech, Inc.

/s/ David G. Williams
	By:	David G. Williams
	Its:	Chairman, President, CEO, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 8, 2004		/s/ David G. Williams
	By:	David G. Williams
	Its:	Chairman, President, CEO, and Director

Dated: September 8, 2004		/s/ John D. Rottweiler
	By:	John D. Rottweiler
	Its:	Secretary, Chief Financial Officer, and Director

HUMATECH, INC.

Financial Statements as of
April 30, 2004
And Report of Independent Registered
Public Accounting Firm

HUMATECH, INC.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	A-2

FINANCIAL STATEMENTS:

Balance Sheet at April 30, 2004	A-3

Statements of Operations for the years ended April 30, 2004 and April 30, 2003	A-4

Statements of Stockholders' Deficit for the years ended April 30, 2004 and April 30, 2003	A-5

Statements of Cash Flows for the years ended April 30, 2004 and April 30, 2003	A-6

NOTES TO FINANCIAL STATEMENTS	A-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of
Directors of Humatech, Inc.:

We have audited the accompanying balance sheet of Humatech, Inc. as of April 30, 2004 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humatech, Inc. as of April 30, 2004 and the results of its operations and cash flows for the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continued to incur operating losses and incurred a net loss of $1,879,589 for the year ended April 30, 2004. The Company has a working capital deficit of $454,682 at April 30, 2004. In addition, the Company has not yet generated significant revenue needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to generate such volume or raise financing sufficient to cover cash flow deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EPSTEIN WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
August 20, 2004

A - 2

HUMATECH, INC.

BALANCE SHEET
APRIL 30, 200

ASSETS:

CURRENT ASSETS
Cash	$1,235	$206,710
Accounts receivable, net of allowance of $20,167	16,937	43,524
Inventories	41,474	51,746
Prepaid expenses and other assets	608	1,195
Total current assets	60,254	303,175

PROPERTY AND EQUIPMENT, net	146,061	114,275

TOTAL ASSETS	$206,315	$417,450

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$213,153	$123,104
Accrued liabilities	70,656	9,454
Deferred revenue	8,094	-
Due to affiliates	43,885	63,259
Capital lease obligation - current portion	12,369	11,024
Notes payable - current portion	43,831	341,253
Due to officers	122,948	1,098,898
Total current liabilities	514,936	1,646,992

NOTES PAYABLE - long term portion (net of discount of $67,352)	470,447	169,371

CAPITAL LEASE OBLIGATION - long term portion	1,788	10,857
Total liabilities	987,171	1,827,220

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 50,000,000 shares authorized, 29,689,273 and 18,294,733 shares issued and outstanding	7,710,018	5,457,326
Paid in capital	1,390,998	1,083,607
Accumulated deficit	(9,881,872)	(8,002,283)
Total stockholders' deficit	(780,856)	(1,461,350)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$206,315	$365,870

The accompanying notes are an integral part of these financial statements.

A - 3

HUMATECH, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003

	2004	2003

NET REVENUES	$275,918	$241,292

COST OF GOODS SOLD	314,992	248,540

Gross profit/(loss)	(39,074)	(7,248)

OPERATING EXPENSES:
General and administrative expenses	1,416,073	1,436,495
Sales and marketing expenses	162,721	671,415
Research and development	12,447	53,593
Depreciation and amortization	3,135	21,193
Total operating expenses	1,594,376	2,182,696

OPERATING LOSS	(1,633,450)	(2,189,944)

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	253,139	18,282
Interest income	-	(9,986)
Gain on sale of asset	(7,000)	-

Total other expense	246,139	8,296

LOSS BEFORE INCOME TAXES	(1,879,589)	(2,198,240)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(1,879,589)	$(2,198,240)

NET LOSS PER SHARE:
Basic	$(0.08)	$(0.13)

Diluted	$(0.08)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,015,785	16,519,089

Diluted	23,015,785	16,519,089

The accompanying notes are an integral part of these financial statements.

A - 4

HUMATECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

RESTATED -
BALANCE APRIL 30, 2002	14,840,334	$3,650,233	$639,100	$(5,804,043)	$(1,514,710)

Common stock issued for consulting services	963,021	714,734			714,734

Common stock issued for exercised options	599,000	409,645			409,645

Common stock issued for conversion of obligations	858,578	221,149			221,149

Common stock issue for cash	1,033,800	461,565			461,565

Imputed value of common stock warrants granted			444,507		444,507

Net loss				(2,198,240)	(2,198,240)

BALANCE APRIL 30, 2003	18,294,733	5,457,326	1,083,607	(8,002,283)	(1,461,350)

Common stock issued for consulting and employee services	3,415,000	578,650			578,650

Common stock issued for accrued officers' salary	7,698,658	1,604,042			1,604,042

Common stock issue for cash	280,882	70,000			70,000

Imputed value of beneficial conversion feature of debt			227,244		227,244

Imputed value of common stock warrants granted			80,147		80,147

Net loss				(1,879,589)	(1,879,589)

BALANCE APRIL 30, 2004	29,689,273	$7,710,018	$1,390,998	$(9,881,872)	$(780,856)

The accompanying notes are an integral part of these financial statements

A - 4

HUMATECH, INC.

STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,879,590)	$(2,198,240)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of asset	(7,000)	-
Depreciation and amortization	45,592	36,152
Issuance of common stock as compensation for services	578,650	714,735
Amortization of beneficial conversion feature of debt and related warrants	232,039
Value of common stock warrants granted to consultants	8,000	444,507
Changes in assets and liabilities:
Trade and other accounts receivable	26,587	(12,039)
Inventories	10,272	46,932
Prepaid and other current assets	587	(500)
Due to/from affiliates	(19,374)	39,796
Accounts payable	90,049	19,442
Accrued liabilities	61,203	(5,401)
Due to officers	292,092	-
Customer deposits	(51,580)	3,763
Deferred revenue	8,094	-
Net cash used in operating activities	(604,379)	(910,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of equipment	7,000	-
Purchases of equipment	(2,500)	(6,616)
Net cash provided by (used in) investing activities	4,500	(6,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(32,359)	(11,992)
Proceeds from issuances of debt	356,763	221,149
Proceeds from the exercise of common stock options and warrants	-	409,645
Proceeds from sale of common stock	70,000	461,565
Net cash provided by financing activities	394,404	1,080,367

(DECREASE) INCREASE IN CASH	(205,475)	162,898

CASH, BEGINNING OF YEAR	206,710	43,812

CASH, END OF YEAR	$1,235	$206,710

The accompanying notes are an integral part of these financial statements.

A - 5

HUMATECH, INC.

STATEMENTS OF CASH FLOWS, (continued)
FOR THE YEARS ENDED APRIL 30, 2004 and 2003

SUPPLEMENTAL CASH FLOW INFORMATION:

	2004	2003

Interest Paid	$10,544	$17,776

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2004	2003

Common stock issued in exchange for debt	$-0-	$221,149

Common stock issued in exchange for accrued compensation	$1,604,042	$-0-

Imputed value of common stock warrants issued with debt	$72,237	$-0-

Capital equipment and vehicle acquired with debt	$75,209	$-0-

Company debt assumed by officer and offset by amounts due to the officer	$336,000	$-0-

The accompanying notes are an integral part of these financial statements.

A - 6

HUMATECH, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

1.    ORGANIZATION AND BASIS OF PRESENTATION

Humatech, Inc. (the "Company"), produces and distributes humate-based trace element fertilizers and animal feed products. The Company's products are sold to agriculture products' dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers throughout the United States and the United Kingdom.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces many operating and industry challenges. The Company has not yet generated adequate volume in the sale of its products to meet operating cash flow requirements and has incurred significant operating losses. Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations. The financial statements do not include any adjustments that might result from this uncertainty.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At April 30, 2004, cash deposits did not exceeded those insured limits.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $45,594 and $36,152 for the years ended April 30, 2004 and 2003 respectively.

Revenue recognition: The Company recognizes revenue when product is shipped FOB and collection is reasonably assured. Sales, and the associated cost of sales, to the Company's equity investee in the United Kingdom are not recognized until the product has been sold and shipped to third party customers.

A - 7

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $9,932 and $61,930 for the years ended April 30, 2004 and 2003.

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

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The capital lease obligation approximates fair value because the principal amount the obligation was determined based on the fair value of the underlying assets and the Company estimated incremental borrowing rate. The bank notes payable relate to vehicle loans and are considered to approximate fair value. The notes payable to individuals approximate fair value after discounting the notes as required for the convertible instruments involved. The fair value of the note payable to affiliate cannot be determined because of the related party nature of that instrument. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

A - 8

Recently Issued Accounting Pronouncements: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company presently does not intend to adopt the fair value based method of accounting for its stock based compensation.

In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150 and implementation of such was not material.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

3.     INVENTORIES

Inventories at April 30, 2004, consisted of the following:

A - 15

Finished goods	$13,891	$20,641
Packaging materials	18,181	16,744
Raw materials	9,402	14,361
Total	$41,474	$51,746

Finished goods inventory is primarily packaged product for sale to retailers. The Company acquires substantially all of its raw materials from an affiliated entity.

4.	EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company's products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 36% and 41% of this entity at April 30, 2004 and 2003, respectively. The Company accounts for its investment in Humatech, Ltd. under the equity method. The Company has made no monetary investment in Humatech, Ltd. However, the Company has made loans to the affiliate. Therefore, there is no investment balance reflected in the accompanying balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $230,000 at April 30, 2004. Humatech Ltd. reported revenues of approximately $90,000 and a net loss of approximately $23,000, on an unaudited basis, for the year ended April 30, 2004. The Company's portion of the net losses of Humatech, Ltd. are not reflected in the accompany statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero.

The Company sold product to Humatech Ltd. in the amount of approximately $45,000 and $35,800 for the years ended April 30, 2004 and 2003 respectively. The Company recognizes revenue and related cost of sales on product to Humatech Ltd. when such product is sold and shipped to a third party customer. The Company recognized revenue of $34,300 and $-0- during the years ended April 30, 2004 and 2003 respectively on product shipped to Humatech Ltd.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2004:

Manufacturing Equipment	$210,468	$182,707
Furnitiure and fixtures	27,095	24,574
Vehicles	92,613	71,306
Total	330,176	278,587
Less: accumulated depreciaton	(184,115)	(164,312)
Total, net	$146,061	$114,275

6.	NOTES PAYABLE

Notes payable at April 30, 2004, are comprised of the following:

A-15

		2003
Vehicle loan payable to an institution. Original principal balance of $30,000. Monthly installments of principal and interest of $706 through 2007. Interest at 15% per annum. Collateralized by vehicle.
	$ 19,701

Vehicle loan payable to an institution. Original principal balance of $44,597. Monthly installments of principal and interest of $1,098 through 2007. Interest at 9% per annum. Collateralized by vehicle.	33,795	$ -

Equipment loan payable to a company. Original principal balance of $27,761. Monthly installments of principal and interest of $843 through 2007. Interest at 6.25% per annum. Collateralized by equipment.	21,371	-

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At April 30, 2004, there had not yet been any sales of this product.
	150,000	150,000

Convertible note payable to individual. The note bears interest at 8% perannum and is due on December 31, 2008. At the option of the debtor the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $4,000 for a beneficial conversion feature and warrantsresulting in an effective interest rate of 17.66%	10,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on January 31, 2009. At the option of the debtor the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $2,400 for a beneficial conversion feature and warrants resulting in an effective interest rate of 10.95%	12,750

Convertible note payable to an affiliate. The note bears interest of 7% per per annum and is due on August 30, 2005. At the option of the debtor the note may be converted into stock any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed benefical conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	154,313

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2005. At the option of the holder the note may be converted into stock any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed benefical conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	10,000

A - 15

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2005. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	8,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on February 26, 2009. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	10,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on March 23, 2007. At the option of the holder the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $5,968 for a beneficial conversion feature and warrants resulting in an effective interest rate of 19.81%	26,700	-

Convertible note payable to individual. The note bears interest at 10% per annum and is due on April 15, 2007. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $14,250 for a beneficial conversion feature and warrants resulting in an effective interest rate of 40%	25,000	-

Note payable to individual. The note bears interest at 24% per annum and is due on December 31, 2005. In the event the company defaults on the loan, creditor will be issued premium warrants to purchase up to 100,000 shares of common stock at a purchase price of $0.25. The note is unsecured. The note was discounted by $36,000 for a beneficial conversion feature and warrants resulting in an effective interest rate of 68%. The note is converible at $0.20 per share.	100,000	-

Totals	581,630	510,624

Less discount on convertible debt	(67,352)

Less current portion	(43,831)	(341,253)

Long-term portion	$537,799	$169,371

Principal payments due as follows:

Years ended April 30:	2005	43,831
	2006	282,657
	2007	72,392
	2008	-
	2009	32,750
	Thereafter	150,000

		$ 581,630

A - 15

During the year ended April 30, 2004, the Company issued convertible debt that contained beneficial conversion features and detachable warrants. The fair value of the beneficial features was determined to be $226,931. Because the notes are all convertible at any time after issuance, at the option of the holder, the total value of the beneficial conversion features was amortized immediately and charged to interest expense in the year ended April 30, 2004. Two such notes contain beneficial conversion features, the value of such, exceeding the face amount of the notes. The discounts on those notes were recorded at the face value of the notes. The total value of warrants granted with the convertible debt was approximately $72,000 which is being amortized over the terms of the notes.

7.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At April 30, 2004 the Company has unused federal net operating losses of $8,546,000 expiring from 2012 through 2023. The Company may utilize the unavailable net operating loss carryforwards upon generating taxable income.

Income taxes for years ended April 30, is summarized as follows:

	2004		2003

Current Provision (Benefit)		$(751,836)		$(860,777)
Deferred Provision		751,836		860,777

Net income tax (benefit) provision	$	- 0 -	$	- 0 -

A reconciliation for the differences between the effective and statutory income tax rates for years ended April 30, is as follows:

	2004			2003

Federal statutory rates		(639,060)	(34)%		$(747,402)	(34)%
State income taxes		(112,775)	(6)%		(131,894)	(6)%
Valuation allowance		72,000	4%		877,184	40%
Other (permanent differences)		679,835	36%		2,112	-
Effective rate	$	- 0 -	0%	$	- 0 -	0%

The permanent differences in the year ended April 30, 2004, relate primarily to differences in accounting for the value of stock compensation for income tax purposes.

A - 15

Deferred tax assets totaling $3,293,000 are comprised of $10,000 for differences in book and tax bases of accounts receivable and deferred income and approximately $3,283,000 relates to net operating loss carryforwards. The deferred income tax asset is offset by a valuation allowance of $3,286,000 resulting in a net deferred income tax asset of $7,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards because of uncertainties on the utilization of such carryforwards. The valuation allowance increased $72,000 and $877,000 in the years ended April 30, 2004, and 2003 respectively.

At April 30, 2004, there was a deferred tax liability of $7,000 related to the differences in book and taxes bases of property and equipment.

8.	LEASES

Operating Leases

The Company leases its new office space under a long-term operating lease in Mesa, Arizona beginning June 2003 and expiring in July 2006. Rent expense under this lease was $20,405 for the year ended April 30, 2004.

The lease on the Company's facilities in Houston, Texas expired in July 2003. Rent expense under this lease was $5,700 and $21,621 for the years ended April 30, 2004 and 2003 respectively.

The Company leases real property located in Albuquerque, New Mexico from an entity owned by its President and Chief Financial Officer under a long-term operating lease. The lease began May 2003 and expires April 2006. Rent expense under this lease was $13,896 for the year ended April 30, 2004.

Future minimum annual lease payments under the operating lease agreements are as follows for years ended April 30:

2005	$31,354
2006	31,354
2007	4,539
$67,247

Capital Leases

The Company leases certain equipment under capital leases that expire through 2008. Minimum required lease payments under the lease agreements for the years ending April 30, are as follows:

Year ending April 30,

2005	$13,562
2006	1,022
2007	1,022
2008	325
Total	15,931
Less: Amount representing interest	(1,806)
Total payments, net of interest	14,125
Less: Current portion	(12,369)
Total long term minimum lease payments	$1,756

A - 15

Equipment under capital leases is included in machinery and equipment as follows:

April 30, 2004

Machinery and equipment	$43,950
Less: Accumulated amortization	(28,401)
$15,549

9.	STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services. The Company issued 3,415,000 and 963,021 shares of common stock to employees consultants valued at $578,650 and $714,734 respectively during the years ended April 30, 2004 and 2003, respectively.

Common Stock Issued as Payment for Obligations

In the year ended April 30, 2004, the Company granted 7,698,658 shares of its common stock to two of the Company's officers as payment of accrued compensation. The value of the shares of approximately $0.21 was based on the trading value of the stock at the dates on which the agreements were entered into to grant the shares as payment for $1,604,042 in accrued compensation.

During the year ended April 30, 2003, the Company received advances from related parties aggregating to $221,149. The Company and the related party creditors agreed to settle the obligations through the issuances of 858,578 shares of the Company's common stock.

Other

The Company has granted options to purchase its common stock to employees and consultants. During the year ended April 30, 2003 the holders of those options exercised 599,000 resulting in cash received by the Company of $409,645.

The Company also raised capital by offering shares of its common stock to investors. The Company issued 280,882 and 1,033,800 shares of its common stock for $70,000 and $461,565 respectively in the years ended April 30, 2004 and 2003 respectively.

The Company also grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities is expensed when granted. The Company expensed $4,650 and $639,100 in the years ended April 30, 2004 and 2003 associated with the granting of these options.

A - 16

10.	COMMITMENTS AND CONTINGENCIES

As discussed in Note 6, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through April 30, 2004.

The United States Securities and Exchange Commission ("SEC") has made inquiries of the Company and certain officers during the years ended April 30, 2004 and 2003. The SEC requested documentation supporting reported revenue and results of operations, specifically revenue recognized on shipments and products which had not yet been shipped to the UK affiliate during the year ended April 30, 2002. Subsequently, the SEC requested additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. The staff of the SEC has stated that they may recommend further action against the Company and its officers and directors. The action by the SEC could result in fines and orders for disgorgement of monies raised by the Company. The Company is disputing certain of the allegations and has not accrued any amounts for which it could be contingently liable as of April 30, 2004, should there be a ruling on this matter adverse to the Company. The Company has amended and restated its financial statements for the periods in question.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company's Promax animal feed supplement for pigs. The Company has funded $34,000 of its $70,000 commitment to the University. The University also has a $70,000 funding commitment to the project but had not yet fully funded that amount as of April 30, 2004. The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research. As of June 30, 2004, there have been no such revenues.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $2,389 and $2,246 in the years ended April 30, 2004 and 2003 respectively.

An action was filed by several parties during the year ended April 30, 2004 in the Circuit Court of St. Louis County, State of Missouri seeking damages against the Company, in connection with advertising goods or services via facsimile which had not been specifically requested. On March 23, 2004, the Circuit Court of St. Louis County entered a default judgment against the company for $100,500. The Company later appealed but the parties settled without further ruling from the court in the amount of $33,125. This amount has been accrued in the accompanying balance sheet at April 30, 2004 and payments are schedule to be made up and thru December 9, 2004.

A - 17

11.	NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants and options to purchase 3,749,501 and 3,257,220 shares of common stock were excluded from the calculation for the year ended April 30, 2004 and 2003 respectively. The inclusion of such options and warrants would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations:

		2004			2003
	Income	Shares	Per Share	Income	Shares	Per share

Net Income (Loss)	$(1,879,589)			$(2,198,240)
Preferred stock dividends
Loss from continuing operations	(1,879,589)			(2,198,240)

Basic Loss Per Share:

Loss available to common stockholders	$(1,879,589)	23,015,785	$(0.08)	$(2,198,240)	16,519,089	$(0.13)

Effect of dilutive securities	N/A			N/A

Diluted Loss Per Share	$(1,879,589)	23,015,785	$(0.08)	$(2,198,240)	16,519,089	$(0.13)

12.	RELATED PARTY TRANSACTIONS

As discussed in Note 10, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $2,389 and $2,246 in the years ended April 30, 2004 and 2003 respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At April 30, 2004, the total amount accrued and unpaid compensation due to these officers was $122,056. During the year ended April 30, 2004, the Company granted 7,698,658 shares of common stock as payment for $1,604,042 in accrued compensation.

The Company borrowed $221,149 from an entity owned by a family member of the Company's President during the year ended April 30, 2003. At April 30, 2003, the Company had settled this obligation through the issuance of 858,578 shares of its common stock.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at April 30, 2004. The Company made purchases of $13,429 and $1,000 from this entity in the years ended April 30, 2004 and 2003 respectively.

A - 18

The Company borrowed $154,313 from an entity owned by a family member of the Company's President on August 1, 2003. The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company's common stock at $.10 per share any time during the loan period ending August 30, 2005. Accrued interest on the note was $2,490 and no payments have been made for the period ending April 30, 2004.

The Company sells products to its affiliate in the United Kingdom. Because of the nature of the relationship, sales, and the associated cost of sales, to the Company's equity investee in the United Kingdom are not recognized until the product has been sold to third party customers. The Company sold product to Humatech ltd. in the amount of approximately $45,000 and $35,800 for the years ended April 30, 2004 and 2003 respectively. The Company recognizes revenue and related cost of sales on product to Humatech Ltd. when such product is sold and shipped to a third party customer. The Company recognized revenue of $34,300 $-0- during the years ended April 30, 2004 on product shipped to Humatech Ltd.

During the year ended December 31, 2004, the Company's CEO assumed the Company's $336,000 obligation to third party. The officer becomes obligated to the third party for that amount and the third party has no further recourse against the Company should the officer default on the obligation. The officer had received cash advances from the Company that had accumulated to over $336,000 over a several year period. The obligation that was previously due to the third party and transferred to the officer was then offset against advances due from the officer.

13.	CONCENTRATIONS

The Company maintains cash balances at banks in Texas. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2004, the Company had uninsured bank balances of $0.

Approximately 31% of the Company's sales in the year ended April 30, 2004 were to two customers. None of the accounts receivable balance at April 30, 2004 was comprised of balances due from these two customers.

14.	STOCK BASED COMPENSATION

Fromtime to time, the Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. However, there is compensation expense recognized on options and warrants granted to non-employees. There were no options granted to employees in either of the years ended April 30, 2004 and 2003. Therefore, the pro-forma information required under SFAS No. 123 is not presented.

TheHumatech, Inc. 2002 Omnibus Securities Plan (the "Plan") was established to provide selected employees, directors and consultants awards in the form of Restricted Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of shares of the Company's common stock. Under the Plan, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the corporation's authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant.

A - 20

The options expire from five to ten years from date of grant. At April 30, 2003, the Company had granted 963,021 shares of common stock and 339,000 options under this plan. The options are vested upon grant.

In addition to the Plan, the Company will occasionally grant options and warrants to consultants and others under specific stock option agreements. There were 100,000 and 761,220 such options granted in the years ended April 30, 2004 and 2003 respectively.

Subsequent to April 30, 2004, the Company's board of directors approved the 2004 Stock Grant and Option Plan. The 2004 provides for up to 6,000,000 shares of common stock to be provided for direct grant or under options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended April 30:

	2004	2003

Dividend yield	None	None
Volatility	60.58%	142%
Risk free interest rate	4.15%	3.98%
Expected asset life	5 years	5 years

The summary of activity for the Company's stock options is presented below:

	2004		2003	Weighted Average Exercise Price

Options outstanding at beginning of year	1,882,220	$1.06	1,720,000	$1.28
Granted	100,000	$0.31	761,220	$0.46
Exercised	(130,000)	$(0.51)	(599,000)	$0.92
Terminated/Expired	-0-		-0-
Options outstanding at end of year	1,982,220	$1.02	1,882,220	$1.06
Options exercisable at end of year	1,982,220	$1.02	1,882,220	$1.06
Options available for grant at end of year	511,500		381,500

Price per share of options outstanding	$0.31-$1.50		$0.43-$1.50

Weighted average remaining contractual lives	2.15 years		2.88 years

Weighted Average fair value of options granted during the year	$0.05		$0.59

15.	COMMON STOCK WARRANTS

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

A - 20

		2004		2003
		Weighted Average Exercise Price		Weighted Average Exercise Price

Warrants outstanding at beginning of year	1,375,000	$3.50	1,375,000	$3.50
Granted	755,031	0.19	-0-
Expired	(343,750)	2.00	-0-
Exercised	-0-		-0-
Outstanding at April 30,	1,786,281	$2.39	1,375,000	$3.50

The warrants granted in the year ended April 30, 2002 were issued in connection with a private placement of the Company's common stock. The exercise prices of the warrants range from $2.00 to $5.00. There are four series of 343,750 warrants each titled - Series A through D. Series A is exercisable at $2.00 per share and originally expired in August 2003. Each series progresses with an increase of $1.00 per share, expiring one year later than the previous series.

The warrants granted in the year ended April 30, 2004 were issued in connection with the issuance of debt. The exercise prices of the warrants range from $0 .13 to $0.21. The warrants all expire in the fiscal year ended April 30, 2009.

Warrants	Exercise Price

58,462	$ 0.13
13,333	$ 0.15
133,824	$ 0.19
518,000	$ 0.20
31,412	$ 0.21

16.	BUSINESS SEGMENTS

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues

	2004	2003

Animal Feed

United States	$59,960	$16,336
United Kingdom	38,058	-
Asia	-	50,957
Total	98,018	67,293

Fertilizer

United States	$177,900	$173,999
United Kingdom	-	-
Asia	-	-
Total	177,900	173,999

Total Revenue	$275,918	$241,292

* * * * * *