Form 10QSB
period 2004-07-31
HUMATECH INC
filed 2004-10-04
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  __ No __ .

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 20, 2004, there were 30,714,273 shares issued and 30,389,273 shares outstanding.

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

ITEM 1    Financial Statements

HUMATECH, INC.

BALANCE SHEET (UNAUDITED)
JULY 31, 2004

ASSETS:

CURRENT ASSETS
Accounts receivable, net of allowance of $10,167	$26,016
Inventories	43,152
Employee advances	3,970
Prepaid expenses and other assets	400
Total current assets	73,538
PROPERTY AND EQUIPMENT, net	135,850

TOTAL ASSETS	$209,388

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$179,122
Accrued liabilities	130,527
Deferred revenue	5,429
Due to affiliates	47,950
Capital lease obligation - current portion	12,387
Notes payable - current portion	49,823
Due to officers	177,968
Total current liabilities	603,206

NOTES PAYABLE - long term portion (net of discount of $76,304)	561,898

CAPITAL LEASE OBLIGATION - long term portion	1,629
Total liabilities	1,166,733

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 50,000,000 shares authorized,
29,889,273 shares issued and outstanding	7,764,018
Paid in capital	1,446,857
Accumulated deficit	(10,168,220)
Total stockholders' deficit	(957,345)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$209,388

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

	2004	2003

NET REVENUES	$55,341	$32,478

COST OF GOODS SOLD	76,786	66,281

Gross profit/(loss)	(21,445)	(33,803)

OPERATING EXPENSES:
General and administrative expenses	210,846	230,118
Sales and marketing expenses	966	48,145
Depreciation and amortization	813	696
Total operating expenses	212,625	278,959

OPERATING LOSS	(234,070)	(312,762)

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	62,278	2,134
Other income	(10,000)	-
Gain on sale of asset	-	(7,000)

Total other expense	52,278	(4,866)

LOSS BEFORE INCOME TAXES	(286,348)	(307,896)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(286,348)	$(307,896)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,803,559	18,306,867

Diluted	29,803,559	18,306,867

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

	Three Months	Three Months
	Ended	Ended
	July 31, 2004	July 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(286,348)	$(307,896)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on sale of asset	-	(7,000)
Depreciation and amortization	11,455	11,337
Issuance of common stock as compensation for services	54,000	-
Amortization of conversion feature of debt and related warrants	46,908	-
Changes in assets and liabilities:
Trade and other accounts receivable	921	36,124
Allowance for doubtful accounts	(10,000)	(15,012)
Inventories	(1,678)	(1,750)
Prepaid and other current assets	208	(2,530)
Other assets	-	356
Employee advances	(3,970)	-
Due to/from affiliates	4,065	(16,042)
Accounts payable	(34,031)	18,315
Accrued liabilities	59,871	21,684
Due to officers	55,020	29,845
Deferred revenue	(2,665)	-
Net cash used in operating activities	(106,244)	(232,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of equipment	-	7,000
Purchases of equipment	(1,244)	-
Net cash (used in) provided by investing activities	(1,244)	7,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(2,747)	(11,141)
Proceeds from issuances of debt	109,000	-
Proceeds from sale of common stock	-	30,000
Net cash provided by financing activities	106,253	18,859

(DECREASE) INCREASE IN CASH	(1,235)	(206,710)

CASH, BEGINNING OF YEAR	1,235	206,710

CASH, END OF YEAR	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED), (continued)
FOR THE THREE MONTHS ENDED JULY 31, 2004 and 2003

SUPPLEMENTAL CASH FLOW INFORMATION:
	Three Months Ended July 31, 2004	Three Months Ended July 31, 2003

Interest paid	$860	$2,134

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
	Three Months Ended July 31, 2004	Three Months Ended July 31, 2003

Imputed value of common stock warrants issued with debt	$13,060	$-0-

Vehicle acquired with note payable	$-0-	$46,764

Imputed value of beneficial conversion feature of debt issued	$42,800	$-0-

Common stock issued for services	$54,000	$-0-

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At July 31, 2004, cash deposits did not exceed those insured limits.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $11,455 and $11,337 for the three months ended July 31, 2004 and 2003 respectively.

Revenue recognition: The Company recognizes revenue when product is shipped FOB and collection is reasonably assured. Sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold and shipped to third party customers.

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $554 and $4,712 for the three months ended July 31, 2004 and 2003.

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

In June 2003 the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150 and implementation of such was not material.

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

3.	INVENTORIES

Inventories at July 31, 2004, consisted of the following:

Finished goods	$12,876
Packaging materials	22,223
Raw materials	8,053
Total	$43,152

Finished goods inventory is primarily packaged product for sale to retailers. The Company acquires substantially all of its raw materials from an affiliated entity.

4.	EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 36% and 41% of this entity at July 31, 2004 and 2003, respectively. The Company accounts for its investment in Humatech, Ltd. under the equity method. The Company has made no monetary investment in Humatech, Ltd. However, the Company has made loans to the affiliate. Therefore, there is no investment balance reflected in the accompanying balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $248,000 at July 31, 2004. Humatech Ltd. reported revenues of approximately $9,600 and a net loss of approximately $14,000, on an unaudited basis, for the three months ended July 31, 2004. The Company’s portion of the net losses of Humatech, Ltd. are not reflected in the accompany statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero.

The Company has not sold product to Humatech Ltd. for the three months ended July 31, 2004 or 2003. The Company recognizes revenue and related cost of sales on product to Humatech Ltd. when such product is sold and shipped to a third party customer.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2004:

Manufacturing Equipment	$211,712
Furniture and fixtures	27,095
Vehicles	92,613
Total	331,420
Less: accumulated depreciaton	(195,570)
Total, net	$135,850

6.	NOTES PAYABLE

Notes payable at July 31, 2004, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $102,358. Monthly installments of principal and interest of $2,647 through 2007. Interest rates from 6.25% to 15% per annum. Collateralized by vehicles and equipment.	$72,262

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000.The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At July 31, 2004, there had not yet been any sales of this product.
150,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on December 31, 2008. At the option of the debtor the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $4,000 for a beneficial conversion feature and warrants resulting in an effective interest rate of 17.66%	10,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on January 31, 2009. At the option of the debtor thenote may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $2,400 for a beneficial conversion feature and warrants resulting in an effective interest rate of 10.95%	12,750

Convertible note payable to an affiliate. The note bears interest of 7% per per annum and is due on August 30, 2005. At the option of the debtor the note may be converted into stock any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed benefical conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	154,313

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2005. At the option of the holder the note may be converted into stock any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed benefical conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	10,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2005. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	8,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on February 26, 2009. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	10,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on March 23, 2007. At the option of the holder the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $5,968 for a beneficial conversion feature and warrants resulting in an effective interest rate of 19.81%	26,700

Convertible note payable to individual. The note bears interest at 10% per annum and is due on April 15, 2007. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $14,250 for a beneficial conversion feature and warrants resulting in an effective interest rate of 40%	38,000

Note payable to individual. The note bears interest at 24% per annum and is due on December 31, 2005. In the event the company defaults on the loan, creditor will be issued premium warrants to purchase up to 100,000 shares of common stock at a purchase price of $0.25. The note is unsecured. The note was discounted by $36,000 for a beneficial conversion feature and warrants resulting in an effective interest rate of 68%. The note is convertible at $0.20 per share.	100,000

Convertible note payable to related party. The note bears interest at 8% per annum and is due on May 7, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $11,960 for a beneficial conversion feature and warrants resulting in an effective interest rate of 19%	26,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on June 17, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed beneficial conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	20,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on May 12, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $18,953 for a beneficial conversion feature and warrants resulting in an effective interest rate of 18%	50,000

688,025
Less discount on convertible debt	(76,304)

Less current portion	(49,823)
Long-term portion	561,898

During the three months ended July 31, 2004, the Company issued convertible debt that contained beneficial conversion features and detachable warrants. The fair value of the beneficial features was determined to be $58,510. The notes are all convertible at any time after issuance, at the option of the holder, and the total value of the beneficial conversion features was amortized immediately and charged to interest expense in the three months ended July 31, 2004. On one such note that contains beneficial conversion features, the value of such exceeded the face amount of the note. The discount on this note was recorded at the face value of the note. The total value of warrants granted with the convertible debt issued in the three months ended July 31, 2004, was approximately $13,060 which is being amortized over the terms of the notes.

Future maturities of long-term debt are as follows:

Year ending April 30,

2005	$49,823
2006	274,060
2007	85,392
2008	-
2009	32,750
Thereafter	246,000

Total	$688,025

7.   STOCKHOLDERS’ DEFICIT

 Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on the shares were granted.  The Company issued 200,000 shares of common stock to a consultant valued at $54,000 during the three months ended July 31, 2004.  No such shares were granted in the three months ended July 31, 2003.

 Other

The Company also raised capital by offering shares of its common stock to investors.  The Company issued -0- and 69,770 shares of its common stock for $-0- and $30,000 respectively in the three months ended July 31, 2004 and 2003 respectively.

The Company also grants options to parties other than employees as consideration for services.  The Company estimates the value of those securities using the Black-Scholes option pricing model.  The estimated value of those securities is expensed when granted.

There were no options granted in the three months ended July 31, 2004 and 2003.

8.   COMMITMENTS AND CONTINGENCIES

As discussed in Note 6, the Company entered into a Product Development and Funding Agreement with a stockholder.  Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000.  The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement.  The Company had not generated any revenue from this product through July 31, 2004.

The United States Securities and Exchange Commission (“SEC”) has made inquiries of the Company and certain officers during the year ended April 30, 2004 and 2003.  The SEC requested documentation supporting reported revenue and results of operations, specifically revenue recognized on shipments and products which had not yet been shipped to the UK affiliate during the year ended April 30, 2002.  Subsequently, the SEC requested additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes.  The staff of the SEC has stated that they may recommend further action against the Company and its officers and directors.  The action by the SEC could result in fines and orders for disgorgement of monies raised by the Company. The Company is disputing certain of the allegations and has not accrued any amounts for which it could be contingently liable as of July 31, 2004, should there be a ruling on this matter adverse to the Company.  The Company has amended and restated its financial statements for the periods in question.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company’s Promax animal feed supplement for pigs.  The Company has funded $34,000 of its $70,000 commitment to the University.  The University also has a $70,000 funding commitment to the project but had not yet fully funded that amount as of July 31, 2004.  The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research.  As of July 31, 2004, there have been no such revenues

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information.  The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property.  Amounts paid or accrued were $556 and $408 in the three months ended July 31, 2004 and 2003 respectively.

An action was filed by several parties during the year ended April 30, 2004 in the Circuit Court of St. Louis County, State of Missouri seeking damages against the Company, in connection with advertising goods or services via facsimile which had not been specifically requested. On March 23, 2004, the Circuit Court of St. Louis County entered a default judgment against the company for $100,500.  The Company later appealed but the parties settled without further ruling from the court in the amount of $33,125.  The first payment of $5,000 was made on this judgment in the three months ended July 31, 2004 and are scheduled to be made up and through December 9, 2004.

9.   NET LOSS PER SHARE

 Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.  Warrants and options to purchase 3,402,552 and 3,257,220 shares of common stock were excluded from the calculation for the three months ended July 31, 2004 and 2003 respectively.  The inclusion of such options and warrants would be anti-dilutive. The Company issued a total $96,000 in convertible debt during the three month period ended July 31, 2004.  This debt is immediately convertible at the rate of $0.10 per share, which represents 960,000 shares of common stock.  These potential dilutive securities have been excluded for the net loss per shares calculation for the three months ended July 31, 2004.

The following presents the computation of basic and diluted loss per share from continuing operations for the three months ended July 31:

		2004			2003
	Income	Shares	Per Share	Income	Shares	Per share
Net Income (Loss)	$(286,348)			$(307,896)
Preferred stock dividends
Loss from continuing operations	(286,348)			(307,896)
Basic Loss Per Share:
Loss available to common stockholders	$(286,348)	29,803,559	$(0.01)	$(307,896)	18,306,867	$(0.02)
Effect of dilutive securities	N/A			N/A
Diluted Loss Per Share	$(286,348)	29,803,559	$(0.01)	$(307,896)	18,306,867	$(0.02)

10. RELATED PARTY TRANSACTIONS

 As discussed in Note 10, the Company has a license agreement with its President and largest single shareholder.  The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property.  Amounts paid or accrued were $556 and $408 in the three months ended July 31, 2004 and 2003 respectively.

The Company has accrued salaries to its President and Chief Financial Officer.  At July 31, 2004, the total amount accrued and unpaid compensation due to these officers was $177,968.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002.  The Company also purchases certain of its raw materials from this entity.  The $39,500 advance remains outstanding at July 31, 2004.  The Company made purchases of $8,400 and $5,000 from this entity in the three months ended July 31, 2004 and 2003 respectively.

The Company borrowed $154,313 from an entity owned by a family member of the Company’s President on August 1, 2003.  The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company’s common stock at $.10 per share any time during the loan period ending August 30, 2005.  Accrued interest on the note was $10,867 and no payments have been made for the period ending July 31, 2004.

The Company sells products to its affiliate in the United Kingdom.  Because of the nature of the relationship, sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom are not recognized until the product has been sold to third party customers.  The Company recognizes revenue and related cost of sales on product to Humatech Ltd. when such product is sold and shipped to a third party customer.  There were no sales to this affiliate in the three months ended July 31, 2004 or 2003.

During the year ended April 30, 2004, the Company’s CEO assumed the Company’s $336,000 obligation to third party.  The officer becomes obligated to the third party for that amount and the third party has no further recourse against the Company should the officer default on the obligation.  The officer had received cash advances from the Company that had accumulated to over $336,000 over a several year period.  The obligation that was previously due to the third party and transferred to the officer was then offset against advances due from the officer.

During the three month period ended July 31, 2004, the Company borrowed $26,000 from a family member of the Company’s Chief Financial Officer.  The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company’s common stock at $0.10 per any time during the loan period ending May 7, 2009.  The note accrues interest at 8% per annum and granted a warrant for 52,000 shares of the Company’s common stock that can be exercised at any time up to May 7, 2009.  Accrued interest on the note was $520 and no payments have been made in the three month period ended July 31, 2004.

11.  CONCENTRATIONS

The Company maintains cash balances at banks in Texas.  Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.  At July 31, 2004, the Company had no such balances. Approximately 84% and 60% of the Company’s sales in the three months ended July 31, 2004 and July 31, 2003 were to one and two customers, respectively.

 Approximately 76% and 46% of the accounts receivable balance at July 31, 2004 and July 31, 2003 were comprised of balances due from these customers.

12. BUSINESS SEGMENTS The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues
	Three Months	Three Months
	Ended	Ended
	July 31, 2004	July 31, 2003

Animal Feed

United States	$46,074	$10,131
United Kingdom	-	-
Asia	-	-
Total	$46,074	$10,131

Fertilizer

United States	$9,267	$22,347
United Kingdom	-	-
Asia	-	-
Total	$9,267	$22,347

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

In January 2003, we were contacted by the Securities and Exchange Commission about our accounting treatment of certain sales to Humatech, Ltd. After extensive discussions and negotiations with the Commission, and following the engagement of a new independent auditor, we discovered that the professional advice we received from our prior auditor was incorrect, and as a result we had to restate our financials. As a result of the restatements, we became delinquent in our filings with the Commission, and our common stock was de-listed from the Over the Counter Bulletin Board and traded on the Pink Sheets for a period of time. However, with the filing of our Quarterly Report for the quarter ended October 31, 2003, we completed the restatements and on February 9, 2004, we were re-listed on the Over the Counter Bulletin Board.

Qualified Report of Our Independent Certified Public Accountants

Our independent accountants have qualified their most recent report, stating that our audited financial statements for the period ending April 30, 2004 were prepared assuming that we will continue as a going concern. However, they note that we have not yet generated significant revenues, that we have a large accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

Our independent accountants qualified the report based primarily on an objective test of our historical financial results. Although we agree that this qualification is applicable when the objective test is applied, and that our financial statements for the period ending April 30, 2005 will likely contain the same qualifications, we believe that if we can successfully implement our business plan in the next fiscal year, future audit reports might be issued without this qualification. Until such time, however, our going concern qualification may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Results of Operations

Introduction

Our revenues for the quarter ended July 31, 2004 decreased when compared to the immediately preceding quarter but increased when compared to the same quarter during the previous year. Due to our sporadic sales we anticipate that our revenues from quarter-to-quarter may differ significantly. Our operating expenses decreased significantly when compared to the immediately preceding quarter, and decreased slightly when compared to the same quarter during the previous year. The significant decrease in operating expenses from last quarter to this quarter is due to lower sales and marketing expense, lower outside consulting expense, and an overall effort on our part to reduce expenses. However, despite the increase in revenues and decrease in operating expenses for the quarter ended July 31, 2004 compared to the same period one year ago, we continue to operate at a loss, although our operating loss was approximately 25% lower than what it was during the same quarter last year. A breakdown of our revenues, operating expenses and operating loss, as well as management’s explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended July 31, 2004	Quarter ended July 31, 2003	Percentage Change

Net Revenues	$55,341	$32,478	42%
Cost of Goods Sold	76,786	66,281	14%
Gross profit/(loss)	(21,445)	(33,803)

Our revenues increased for the quarter ended July 31, 2004 compared to the same quarter one year ago due to revenues generated by sales of our animal feed of $46,074 in the United States and $9,267 in the United Kingdom, compared to $10,131 and $22,347, respectively, for the quarter ended July 31, 2003. Our overall increase in sales of animal feed is due to general sales efforts as well as the recognition of sales to the United Kingdom in accordance with our new revenue recognition policy. Our cost of goods also increased in order to produce the additional animal feed and fertilizer sold in both the United States and the United Kingdom. However, our cost of sales decreased as a percentage of revenues because our cost to produce animal feed and fertilizer decreases with the higher volume of product we produce. As evidenced by our numbers from one quarter to the next quarter, sales of our products continue to be sporadic, and we do not have an opinion as to whether or not the increase in sales from the preceding quarter is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended July 31, 2004	Quarter ended July 31, 2003	Percentage Change

Total operating expenses	$212,625	$278,959	(24%)
Operating Loss	(234,070)	(312,762)	(25%)
Total other (income) expense	52,278	(4,866)
Net Loss	$(286,348)	$(307,896)	(7%)

Our total operating expenses, including sales and marketing expenses, for this quarter consisted primarily of the following:

Officer salary	$75,500
Professional fees	20,919
Manufacturers reps	4,000
Insurance	12,781
Advertising	554
Transportation	16,547
Other (combined)	82,324
Total	$212,625

Our professional fees were consistent with our last two quarters. Our manufacturing reps fees were lower due to our shift away from outside salespeople to more executive sales by our officers. Transportation and travel expenses are incurred by our management mainly in connection with maintaining relationships with potential customers and suppliers.

In the future, if our revenues increase, our operating expenses as a percentage of revenues should decline as we are able to take advantage of operating efficiencies. In addition, now that the restatement of our financials is complete, we believe that our professional fees expenses for the quarter ended July 31, 2004, are more indicative of future professional fees expenses than the preceding quarter numbers.

Liquidity and Capital Resources

Introduction

As of the end of this quarter we had cash of $0 and accounts receivable of $26,016. Our total liabilities as of July 31, 2004 were $1,166,733, consisting primarily of accounts payable, amounts due to our officers, and notes payable, with our accounts payable, amounts due to our officers, and the long-term portion of our notes payable accounting for approximately 15%, 15% and 48% of our total liabilities, respectively. Although our liabilities continue to exceed our assets by a large amount, given the allocation of these liabilities, if our revenues increase then our liquidity could, in our opinion, be managed. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior quarter were:

	Quarter ended July 31, 2004	Quarter ended April 30, 2004	Change

Cash	$0	$1,235	$(1,235)
Total current assets	73,538	60,254	13,284
Total assets	209,388	206,315	3,073
Total current liabilities	603,206	514,936	88,270
Total liabilities	1,166,733	987,171	179,562

Cash Requirements

For the three-month period ended July 31, 2004 our net cash used in operating activities was ($106,244). We believe this is approximately indicative of our cash flow needs for future three-month periods when sales of our products are similar to this three-month period. However, if sales and revenues increase, our cash flow needs will increase because of certain variable expenses such as payments to manufacturers representatives, transportation, and direct manufacturing costs and raw goods and packaging purchases necessary to produce completed products.

Sources and Uses of Cash

Operations

Our revenues decreased this quarter as compared to the previous quarter of this same year. Our cost of goods sold was higher than our revenues in both these quarters because our sales volume for both quarters was low. For the quarter ended July 31, 2004, and the same quarter the preceding year, we experienced an operating loss of $234,070 and $1,073,912, respectively. However, we anticipate that if our revenues continue to increase, we will have a gross profit in future quarters, and eventually we hope to have cash flow from operations to satisfy our operating expenses.

Financing

During the three-month period ended July 31, 2004 we paid our operating expenses primarily with $109,000 from the proceeds of debt issuances. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we reach profitability, and we do not at this time have an estimate of when that will be.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $688,025 as of July 31, 2004, less a discount of $76,304 on convertible debt there is $611,721 remaining. Of this amount, $49,823 is the current portion of the debt, with the remaining $561,898 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 6 to our financial statements.

We are a party to three agreements discussed in Note 8 to our financial statements, Commitments and Contingencies. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of July 31, 2004, there have not been any revenues from that product.

We are also a party to a research agreement with Texas Tech University, under which we have funded certain research. The University is entitled to a 2% royalty on revenue from products that are patentable as a result of the research done pursuant to the agreement. As of July 31, 2004, there have been no such revenues.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. In this quarter, we paid or accrued $556 due to him under this agreement, compared to $408 for the same quarter a year ago.

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

A second is that we issue common stock to employees and consultants as consideration for services rendered.  We use the trading price of the Company’s common stock as the value to apply to those transactions.

The third is that management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards.  Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset

ITEM 3    Controls and Procedures

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

ITEM 2    Changes in Securities and Use of Proceeds

On May 7, 2004, we issued 350,000 shares of our common stock, restricted in accordance with Rule 144, to three individuals as a signing bonus and relocation incentive. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors.

On May 7, 2004, we issued 150,000 shares of common stock, restricted in accordance with Rule 144, to two individuals for consulting services related to the beef cattle and dairy sectors, sales, and product research. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors.

On May 7, 2004, we issued 400,000 shares of our common stock, restricted in accordance with Rule 144, to one of our employees in lieu of salary. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated investors.

On May 7, 2004, we issued a total of 2,000,000 shares of common stock, restricted in accordance with Rule 144, to J.D. Rottweiler and David Williams (1,000,000 shares each) for services rendered as a as Officers of the Company and as a bonus for extra travel time. Mr. Williams and Mr. Rottweiler are both Officers and Directors of the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited investors.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5    Other Information

On June 1, 2004, we entered into a Product Research, Development and Services Agreement with Akey, a Business Unit of North American Nutrition Companies, Inc. (“Akey”). Akey is in the business of manufacturing and selling nutritional products and programs for the livestock, poultry, equine and pet industries and has developed strong research, technical and nutritional expertise in this business. Under the terms of the agreement, Akey will be providing us with research, development and other services for Promax in order to try to increase sales of Promax, in exchange for consideration from Humatech.

ITEM 6    Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1 (1)	Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.2 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.3 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.4(6)	Amendment to the Articles of Incorporation of Humatech, Inc.

3.5(6)	Restated Articles of Incorporation of Humatech, Inc.

3.4 (1)	Bylaws of Humatech, Inc.

4.1 (2)	Humatech, Inc. 2002 Omnibus Securities Plan

10.1(5)	Assignment of Promissory Note and Consent Thereto.

10.2 (1)	Employment agreement by and between International Humate Fertilizer Co. and David G. Williams

10.3 (1)	Employment agreement by and between International Humate Fertilizer Co. and John D. Rottweiler

10.4 (1)	Royalty agreement by and between International Humate Fertilizer Co. and David G. Williams

10.5 (1)	Joint venture agreement for Humatech, Ltd.

10.6 (1)	Lease of Premises located in Houston, Texas.

10.7 (1)	Lease of Premises located in Katy, Texas.

10.8(3)	Mining Minerals Purchase Agreement with RAMMSCO, Inc.

10.9(4)	Mutual Rescission Agreement with RAMMSCO, Inc.

10.10(6)	Lease of Premises located in Mesa, Arizona.

10.11(6)	Lease of land in Albuquerque, New Mexico.

10.12(7)*	Product Research, Development and Services Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 12, 2002.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on June 3, 2002.

(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on April 3, 2003

(4)	Incorporated by reference from our Current Report on Form 8-K dated July 24, 2003 and filed with the Commission on July 28, 2003.

(5)	Incorporated by reference from our Current Report on Form 8-K dated October 13, 2003 and filed with the Commission on October 28, 2003.

(6)	Incorporation by reference from our Annual Report on Form 10-KSB dated December 8, 2003 filed with the Commission on December 12, 2003.

(7)
Incorporated by reference from our Current Report on Form 8-K dated June 21, 2004, and filed with the Commission on July 6, 2004. Portions of this exhibit were omitted from this filing pursuant to a request for confidential treatment filed with the Commission.

(b)    Reports on Form 8-K

On July 6, 2004, we filed an Item 5 Current Report on Form 8-K dated June 21, 2004, disclosing the fact we entered into a Product Research, Development and Services Agreement with Akey, a Business Unit of North American Nutrition Companies, Inc., effective as of June 1, 2004. Portions of the agreement were omitted from the attached exhibit pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:September 29, 2004	/s/ David G. Williams
By:	David G. Williams
Its:	President, Director, and
Chief Executive Officer

Dated:September 29, 2004	/s/ John D. Rottweiler
By:	John D. Rottweiler
Its:	Vice President, Director, and
Chief Financial Officer

