Form 10QSB
period 2004-10-31
HUMATECH INC
filed 2004-12-27
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-28557

Humatech, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-3559839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1959 South Val Vista Drive	85204
Suite 130	(Zip Code)
Mesa, Arizona
(Address of principal executive offices)

Registrant's telephone number, including area code (480) 813-8484

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐.

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 22, 2004, there were 33,678,515 shares issued and 33,353,515 shares outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐   No ☒

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

ITEM 1    Financial Statements

HUMATECH, INC.

BALANCE SHEET (UNAUDITED)
OCTOBER 31, 2004

ASSETS:

CURRENT ASSETS
Cash	$8,110
Accounts receivable, net of allowance of $1,467	39,766
Inventories	20,233
Employee advances	9,907
Prepaid expenses and other assets	400
Total current assets	78,416
PROPERTY AND EQUIPMENT, net	233,185

TOTAL ASSETS	$311,601

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$215,008
Accrued liabilities	326,119
Deferred revenue	157,128
Due to affiliates	42,636
Capital lease obligation - current portion	7,170
Notes payable - current portion	77,469
Due to officers	163,939
Total current liabilities	989,469

NOTES PAYABLE - long term portion (net of discount of $115,665)	438,280

CAPITAL LEASE OBLIGATION - long term portion	1,410
Total liabilities	1,429,159

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 50,000,000 shares authorized,
32,087,403 shares issued and outstanding	8,022,631
Paid in capital	1,483,956
Accumulated deficit	(10,624,145)
Total stockholders' deficit	(1,117,558)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$311,601

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED
OCTOBER 31, 2004 AND OCTOBER 31, 2003

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	October 31, 2004	October 31, 2004	October 31, 2003	October 31, 2003

NET REVENUES	$169,014	$224,355	$125,455	$157,933

COST OF GOODS SOLD	131,564	208,350	68,430	124,070

Gross profit/(loss)	37,450	16,005	57,025	33,863

OPERATING EXPENSES:
General and administrative expenses	485,705	696,551	248,352	478,470
Sales and marketing expenses	6,480	7,446	25,612	73,757
Research and development	-	-	244	244
Depreciation and amortization	4,727	5,540	11,419	22,756
Total operating expenses	496,912	709,537	285,627	575,227

OPERATING LOSS	(459,462)	(693,532)	(228,602)	(541,364)

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	12,830	75,108	3,457	5,591
Other expense (income)	(16,367)	(26,367)	(9,549)	(16,549)

Total other expense	(3,537)	48,741	(6,092)	(10,958)

LOSS BEFORE INCOME TAXES	(455,925)	(742,273)	(222,510)	(530,406)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(455,925)	$(742,273)	$(222,510)	$(530,406)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	30,421,780	30,240,128	21,468,202	19,887,535

Diluted	30,421,780	30,240,128	21,468,202	19,887,535

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003
	Six Months	Six Months
	Ended	Ended
	October 31, 2004	October 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742,273)	$(530,406)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain on sale of equipment	-	(7,000)
Depreciation and amortization	22,910	22,756
Issuance of common stock as compensation for services	73,800	4,650
Amortization of conversion feature of debt and related warrants	44,645	8,000
Changes in assets and liabilities:
Trade and other accounts receivable	(4,129)	21,396
Allowance for doubtful accounts	(18,700)	(18,186)
Inventories	21,241	4,023
Prepaid and other current assets	208	(7,760)
Due from officer	-	(46,511)
Employee advances	(9,907)	-
Due to/from affiliates	(1,249)	(9,985)
Customer deposits	-	(26,163)
Accounts payable	1,855	80,652
Accrued liabilities	259,963	24,146
Accrued officer compensation	40,991	169,143
Deferred revenue	149,034	-
Net cash used in operating activities	(161,611)	(311,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of equipment	-	7,000
Purchases of equipment	(10,741)	-
Net cash (used in) provided by investing activities	(10,741)	7,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(48,523)	(20,455)
Proceeds from issuances of debt	147,750	134,900
Proceeds from sale of common stock	80,000	30,000
Net cash provided by financing activities	179,227	144,445

INCREASE (DECREASE) IN CASH	6,875	(159,800)

CASH, BEGINNING OF PERIOD	1,235	206,710

CASH, END OF PERIOD	$8,110	$46,910
The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED), (continued)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 and 2003

SUPPLEMENTAL CASH FLOW INFORMATION:
	Six months ended October 31, 2004	Six months ended October 31, 2003

Interest paid	$1,570	$2,134

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	Six months ended October 31, 2004	Six months ended October 31, 2003

Debt assumed by company officer	$-0-	$336,000

Common stock issued to pay accrued officer compensation	$-0-	$1,268,041

Imputed value of common stock warrants issued with debt	$35,784	$-0-

Property acquired under note payable	$99,293	$75,228

Property acquired under capital lease	$-0-	$2,412

Imputed value of beneficial conversion feature of debt issued	$57,174	$-0-

Conversion of debt and interest into common stock	$158,813	$-0-

Common stock issued for services	$73,800	$-0-

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

1.	ORGANIZATION AND BASIS OF PRESENTATION

Humatech, Inc. (the "Company"), produces and distributes humate-based trace element fertilizers and animal feed supplements. The Company's products are sold to agriculture products' dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers throughout the United States and the United Kingdom.

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

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At October 31, 2004, cash deposits did not exceed those insured limits.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $11,455 and $22,909 and $11,337 and $22,757 for the three and six months ended October 31, 2004 and 2003 respectively.

Revenue recognition: The Company recognizes revenue when product is shipped FOB and collection is reasonably assured. Sales, and the associated cost of sales, to the Company's equity investee in the United Kingdom are not recognized until the product has been sold and shipped to third party customers.

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $1,599 and $2,153 and $8,329 and $13,041 for the three and six months ended October 31, 2004 and 2003.

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

3.	INVENTORIES

Inventories at October 31, 2004, consisted of the following:

Finished goods	$7,822
Raw materials	12,411
Total	$20,233

Finished goods inventory is primarily packaged product for sale to retailers. The Company acquires substantially all of its raw materials from an affiliated entity.

4.	EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company's products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 19.9% and 41% of this entity at October 31, 2004 and 2003, respectively. The Company accounts for its investment in Humatech, Ltd. under the equity method. The Company has made no monetary investment in Humatech, Ltd. However, the Company has made loans to the affiliate. Therefore, there is no investment balance reflected in the accompanying balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $375,000 at October 31, 2004. Humatech Ltd. reported revenues of approximately $16,800 and a net loss of approximately $33,200, on an unaudited basis, for the three and six months ended October 31, 2004. The Company's portion of the net losses of Humatech, Ltd. are not reflected in the accompany statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero.

The Company has not sold product to Humatech Ltd. for the three and six months ended October 31, 2004. The Company recognizes revenue and related cost of sales on product to Humatech Ltd. when such product is sold and shipped to a third party customer.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2004:

Manufacturing Equipment	$314,315
Leasehold improvements	6,187
Furniture and fixtures	27,095
Vehicles	92,613
Total	440,210
Less: accumulated depreciaton	(207,025)
Total, net	$233,185

6.	NOTES PAYABLE

Notes payable at October 31, 2004, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $168,552. Monthly installments of principal and interest of $5,760 through 2007. Interest rates from 6.25% to 15% per annum. Collateralized by vehicles and equipment.
$ 131,214

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate f 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At July 31, 2004, there had not yet been any sales of this product.
150,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on December 31, 2008. At the option of the debtor the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $4,000 for a beneficial conversion feature and warrants resulting in an effective interest rate of 17.66%	10,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on January 31, 2009. At the option of the debtor the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $2,400 for a beneficial conversion feature and warrants resulting in an effective interest rate of 10.95%	12,750

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2005. At the option of the holder the note may be converted into stock any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed benefical conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	10,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2005. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	8,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on February 26, 2009. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	10,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on March 23, 2007. At the option of the holder the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $5,968 for a beneficial conversion feature and warrants resulting in an effective interest rate of 19.81%	26,700

Convertible note payable to individual. The note bears interest at 10% per annum and is due on April 15, 2007. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $14,250 for a beneficial conversion feature and warrants resulting in an effective interest rate of 40%	38,000

Note payable to individual. The note bears interest at 24% per annum and is due on December 31, 2005. In the event the company defaults on the loan, creditor will be issued premium warrants to purchase up to 100,000 shares of common stock at a purchase price of $0.25. The note is unsecured. The note was discounted by $36,000 for a beneficial conversion feature and warrants resulting in an effective interest rate of 68%. The note is convertible at $0.20 per share.	100,000

Convertible note payable to related party. The note bears interest at 8% per annum and is due on May 7, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $11,960 for a beneficial conversion feature and warrants resulting in an effective interest rate of 19%	26,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on June 17, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed beneficial conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	20,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on May 12, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $18,953 for a beneficial conversion feature and warrants resulting in an effective interest rate of 18%	50,000

Convertible Note payable to individual. The note bears interest at 10% per annum and is due on August 2, 2007. At the option of the debtor the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $19,119 for beneficial conversion feature and warrants resulting in an effective interest rate of 46%	28,750

Convertible Note payable to individual. The note bears interest at 10% per annum and is due on August 25, 2007. At the option of the debtor the note may be converted into stock at $0.20 any time during the loan period. The note is unsecured.	10,000

631,414
Less discount on convertible debt	(115,665)

Less current portion	(77,469)
Long-term portion	$ 438,280

During the three and six months ended October 31, 2004, the Company issued convertible debt that contained beneficial conversion features and detachable warrants. The fair value of the beneficial conversions was determined to be approximately $14,000 and $57,000, respectively. The notes are all convertible at any time after issuance, at the option of the holder, and the total value of the beneficial conversion features are being amortized over the lives of the notes and charged to interest expense. On one such note that contains beneficial conversion features, the value of such exceeded the face amount of the note. The discount on this note was recorded at the face value of the note. The total value of warrants granted with the convertible debt issued in the three and six months ended October 31, 2004, was approximately $23,000 and $36,000, respectively, which is being amortized over the terms of the notes.

Future maturities of long-term debt are as follows:

Year ending
April 30,

2005	$77,469
2006	163,411
2007	112,684
2008	-
2009	127,850
Thereafter	150,000

Total	$631,414

7.	STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on the shares were granted. The Company issued 110,000 and 310,000 shares of common stock to consultants valued at $19,800 and $73,800 during the three and six months ended October 31, 2004, respectively. No such shares were granted in the three and six months ended October 31, 2003.

Other

The Company also raised capital by offering shares of its common stock to investors. The Company issued 500,000 shares of its common stock for $80,000 and 69,770 shares of its common stock $30,000 in the six months ended October 31, 2004 and 2003, respectively.

The Company also grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities is expensed when granted.

There were no options granted in the three and six months ended October 31, 2004 and 2003.

8.	COMMITMENTS AND CONTINGENCIES

As discussed in Note 6, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through October 31, 2004.

The United States Securities and Exchange Commission ("SEC") has made inquiries of the Company and certain officers during the year ended April 30, 2004 and 2003. The SEC requested documentation supporting reported revenue and results of operations, specifically revenue recognized on shipments and products which had not yet been shipped to the UK affiliate during the year ended April 30, 2002. Subsequently, the SEC requested additional documentation concerning the above-referenced sales, as well as documentation concerning agreements with, and compensation paid to, certain of our consultants retained for business development purposes. The staff of the SEC has stated that they may recommend further action against the Company and its officers and directors. The action by the SEC could result in fines and orders for disgorgement of monies raised by the Company. The Company is disputing certain of the allegations and has not accrued any amounts for which it could be contingently liable as of October 31, 2004, should there be a ruling on this matter adverse to the Company. The Company has amended and restated its financial statements for the periods in question.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company's Promax animal feed supplement for pigs. The Company has funded $35,500 of its $70,000 funding commitment to the University. The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research. As of October 31, 2004, there have been no such revenues.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $2,243 and $3,136 in the three and six months ended October 31, 2004, respectively.

An action was filed by several parties during the year ended April 30, 2004 in the Circuit Court of St. Louis County, State of Missouri seeking damages against the Company, in connection with advertising goods or services via facsimile which had not been specifically requested. On March 23, 2004, the Circuit Court of St. Louis County entered a default judgment against the company for $100,500. The Company later appealed but the parties settled without further ruling from the court in the amount of $33,125. Settlement amount has been paid in full as of December 9, 2004.

9.	NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants to purchase 2,482,583 and 3,257,220 shares of common stock were excluded from the calculation for six months ended October 31, 2004 and 2003, respectively. The inclusion of such options and warrants would be anti-dilutive. Convertible debt of $350,200 convertible into 2,617,000 shares of common stock at October 31, 2004. These potential dilutive securities have been excluded for the net loss per share calculation for the six months ended October 31, 2004.

The following presents the computation of basic and diluted loss per share from continuing operations for the six months ended October 31:

	2004			2003
	Income	Shares	Per Share	Income	Shares	Per share

Net Income (Loss)	$(742,243)	30,240,128		$(530,406)	19,887,535
Preferred stock dividends
Loss from continuing
operations	(742,243)			(530,406)

Basic Loss Per Share:

Loss available to common stockholders	$(742,243)	30,240,128	$(0.02)	$(530,406)	19,887,535	$(0.03)

Effect of dilutive securities	N/A			N/A

Diluted Loss Per Share	$(742,243)	30,240,128	$(0.02)	$(530,406)	19,887,535	$(0.03)

10.	RELATED PARTY TRANSACTIONS

As discussed in Note 10, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $2,243 and $3,136 in the three and six months ended October 31, 2004, respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At October 31, 2004, the total amount accrued and unpaid compensation due to these officers was $255,435.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at October 31, 2004.

The Company borrowed $154,313 from an entity owned by a family member of the Company's President on August 1, 2003. The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company's common stock at $.10 per share any time during the loan period ending August 30, 2005. The option to convert the note was exercised on October 26, 2004. The Company issued 1,588,130 shares of restricted stock, for full payment of promissory note and related interest.

The Company sells products to its affiliate in the United Kingdom. Because of the nature of the relationship, sales, and the associated cost of sales, to the Company's equity investee in the United Kingdom are not recognized until the product has been sold to third party customers. The Company recognizes revenue and related cost of sales on product to Humatech Ltd. when such product is sold and shipped to a third party customer. There were $-0- and $31,200 sales to this affiliate in the six months ended October 31, 2004 and 2003, respectively.

During the year ended April 30, 2004, the Company's CEO assumed the Company's $336,000 obligation to third party. The officer becomes obligated to the third party for that amount and the third party has no further recourse against the Company should the officer default on the obligation. The officer had received cash advances from the Company that had accumulated to over $336,000 over a several year period. The obligation that was previously due to the third party and transferred to the officer was then offset against advances due from the officer.

During the three month period ended October 31, 2004, the Company borrowed $26,000 from a family member of the Company's Chief Financial Officer. The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company's common stock at $0.10 per any time during the loan period ending May 7, 2009. The note accrues interest at 8% per annum and granted a warrant for 52,000 shares of the Company's common stock that can be exercised at any time up to May 7, 2009. Accrued interest on the note was $1,040 and no payments have been made in the six month period ended October 31, 2004.

11.	CONCENTRATIONS

The Company maintains cash balances at banks in Texas. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2004, the Company had no such balances.

Approximately 89% and 60% of the Company's sales in the six months ended October 31, 2004 and October 31, 2003 were to one and two customers, respectively. Approximately 96% and 74% of the accounts receivable balance at October 31, 2004 and October 31, 2003 were comprised of balances due from these customers.

12.	BUSINESS SEGMENTS

The Company operates in only one reportable segment, trace element fertilizers and animal feed supplements and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Revenues

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	October 31, 2004	October 31, 2004	October 31, 2003	October 31,2003
Animal Feed

United States	$118,014	$167,770	$21,387	$31,518
United Kingdom	-	-	30,824	30,824
Asia	39,800	39,800	-	-
Total	157,814	$207,570	52,211	$62,342

Fertilizer

United States	$11,200	$14,849	$67,244	89,591
United Kingdom	-	-	6,000	6,000
Asia	-	1,936	-	0
Total	11,200	16,785	73,244	95,591

Total Revenue	$169,014	$224,355	$125,455	$157,933

* * * * * *

ITEM 2    Managements Discussion and Analysis or Plan of Operation

Disclaimer Regarding Forward Looking Statements

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

We produce and distribute fertilizers and animal feed supplements. Our products contain trace minerals and an organic substance known as humates. The presence of humates, which are naturally occurring humic and fulvic acids with associated trace minerals, in fertilizers and animal feed supplements contributes positively to the viability, strength, and rate of growth of the plant or animal that uses our products.

We manufacture and distribute organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) mass merchandisers and independent nurseries in the retail lawn and garden market. Our fertilizer products are sold directly to farmers as well as through established fertilizer dealers within the industry. In the retail sector we sell to distributors in the lawn and garden industry.

We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Our animal feed supplements are sold directly to end-users, although our greatest sales volumes are our sales to feed compounders and nutritional consultants who design and build complete animal feeds to sell to their customers.

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

Qualified Report of Our Registered Independent Public Accounting Firm

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

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Results of Operations

Introduction

Our revenues for the quarter ended October 31, 2004 increased when compared to both the immediately preceding quarter and when compared to the same quarter during the previous year. Due to our sporadic sales we anticipate that our revenues from quarter-to-quarter may differ significantly. Our operating expenses increased significantly when compared to both the immediately preceding quarter and when compared to the same quarter during the previous year. The significant increase in operating expenses from last quarter to this quarter is due to the operational costs associated with increased production of animal feed, the costs of purchasing and installing new manufacturing equipment, and the costs of upgrading our existing production line to increase productivity. However, despite the increase in revenues for the quarter ended October 31, 2004 compared to the same period one year ago, we continue to operate at a loss. A breakdown of our revenues, operating expenses and operating loss, as well as management's explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended October 31, 2004	Quarter ended October 31, 2003	Percentage Change

Net Revenues	$169,014	$125,455	35%
Cost of Goods Sold	131,564	68,430	92%
Gross profit/(loss)	37,450	57,025

Our revenues increased for the quarter ended October 31, 2004 compared to the same quarter one year ago due to revenues generated by sales of our animal feed of $118,014 in the United States, $0 in the United Kingdom and $39,800 in Asia, compared to $21,387 in the United States, $30,824 in the United Kingdom, and $0 in Asia for the quarter ended October 31, 2003. Our overall increase in sales of animal feed is largely attributable to our relationship with Akey, a Business Unit of North American Nutrition Companies, Inc., and a new animal manufacturing customer in Korea. Akey is assisting us with sales and distribution of our animal feed product. This increase in our animal feed sales offset the decrease in our sales of fertilizer, which were $11,200 for the quarter ended October 31, 2004, compared to $73,244 for the same period one year earlier. This decrease in our sales in fertilizer was primarily due to a shift in the buying pattern of one of our main retail distributors of fertilizer. The shift in buying pattern by this distributor was due to the distributor purchasing our fertilizer on an "as needed" basis rather than on a regular buying pattern, and a planned decrease in their fertilizer inventory in preparation of a move to a new warehouse. Our cost of goods also increased in order to produce the additional animal feed sold in both the United States and Asia. As evidenced by our numbers from one quarter to the next quarter, sales of our products continue to be sporadic, and we do not have an opinion as to whether or not the increase in sales from the preceding quarter is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended October 31, 2004	Quarter ended October 31, 2003	Percentage Change

Total operating expenses	$496,912	$285,627	74%
Operating Loss	(459,462)	(228,602)	(101%)
Total other (income) expense	(3,537)	(6,092)
Net Loss	$(455,925)	$(222,510)	(105%)

Our total operating expenses, including sales and marketing expenses, for this quarter consisted primarily of the following:

Officer salary	$75,000
Professional fees	63,485
Manufacturers reps	2,607
Insurance	11,039
Advertising	710
Transportation	11,881
Consulting	260,000
Other (combined)	72,190
Total	$496,912

Our professional fees increased substantially over the preceding quarter, mainly due to increased attorney's fees associated with protection of our intellectual property. Our consulting fees also increased significantly due to the issuance of shares of our common stock to pay outstanding amounts due to several consultants. Transportation and travel expenses are incurred by our management mainly in connection with maintaining relationships with current and potential customers and suppliers.

In the future, if our revenues increase, our operating expenses as a percentage of revenues should decline as we are able to take advantage of operating efficiencies. In addition, now that the restatement of our financials is complete, we believe that our professional fees expenses for the quarter ended October 31, 2004, are more indicative of future professional fees expenses than the preceding quarter numbers.

Six Months Ended October 31, 2004 Compared to Six Months Ended October 31, 2003

Results of Operations

Introduction

Our revenues increased for the six months ended October 31, 2004 compared to the same six-month period during the previous year. Our operating expenses also increased when compared to the same six-month period a year ago. Despite this increase in revenues we continued to operate at a loss over the six-month period ended October 31, 2004. A breakdown of our revenues, operating expenses and operating loss for this six-month period, as well as management's explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this six-month period, as compared to the same six-month period during the previous year, were:

	Six Months ended October 31, 2004	Six Months ended October 31, 2003	Percentage Change

Net Revenues	$224,355	$157,933	42%
Cost of Goods Sold	208,350	124,070	68%
Gross profit/(loss)	16,005	33,863

Our revenues increased for the six months ended October 31, 2004, primarily due to sales of animal feed supplements in the United States and Asia of $167,770 and $39,800, respectively, compared to $31,518 and $0 for the same period a year ago. As explained above, the primary reason for this increase in animal feed sales was our relationship with Akey, and a new animal feed manufacturing customer in Korea. This increase in revenue from sales of animal feed offset a decrease in our sales of fertilizer in the United States of $74,742 ($89,591 compared to $14,849) for the six-month period ended October 31, 2004, compared to the same period one year ago. Our overall increase in sales of animal feed supplement is due to an increase in our general sales efforts. This decrease in our sales in fertilizer was primarily due to a shift in the buying pattern of one of our main retail distributors of fertilizer. The shift in buying pattern by this distributor was due to the distributor purchasing our fertilizer on an "as needed" basis rather than on a regular buying pattern, and a planned decrease in their fertilizer inventory in preparation of a move to a new warehouse. Our cost of goods also increased in order to produce the additional animal feed supplements in the United States. Because sales of our products continue to be sporadic, we do not have an opinion as to whether or not this increase in sales is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this six-month period, as compared to the same six-month period during the previous year, were:

	Six Months ended October 31, 2004	Six Months ended October 31, 2003	Percentage Change

Total operating expenses	$709,537	$575,227	23%
Operating Loss	(693,532)	(541,364)	(28%)
Total other (income) expense	48,741	(10,958)
Net Loss	$(742,273)	$(530,406)	(40%)

Our total operating expenses for the six months ended October 31, 2004 increased as a result of our increased production of animal feed supplement, which was necessary to meet an increase in demand for our animal feed supplement. This increase in total operating expenses also caused a greater net loss for the six months ended October 31, 2004, when compared to the same period one year ago.

Liquidity and Capital Resources

Introduction

As of the end of this quarter we had cash of $8,110 and accounts receivable of $39,766. Our total liabilities as of October 31, 2004 were $1,429,159, consisting primarily of accrued liabilities ($326,119), accounts payable ($215,008), amounts due to our officers ($163,939), and notes payable ($438,280). Although our liabilities continue to exceed our assets by a large amount, given the allocation of these liabilities, if our revenues increase then our liquidity could, in our opinion, be managed. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior quarter were:

	Quarter ended October 31, 2004	Quarter ended July 31, 2004	Change

Cash	$8,110	$0	$8,110
Total current assets	78,416	73,538	4,878
Total assets	311,601	209,388	102,213
Total current liabilities	989,469	603,206	386,263
Total liabilities	1,429,159	1,166,733	262,426

Cash Requirements

For the three-month period ended October 31, 2004 our net cash used in operating activities was ($161,611) compared to ($106,244) for the preceding quarter ended July 31, 2004. We believe our cash used in operating activities for the quarter ended October 31, 2004 is approximately indicative of our cash flow needs for future three-month periods when sales of our products are similar to this three-month period. However, if sales and revenues increase, our cash flow needs will increase because of certain variable expenses such as payments to manufacturers representatives, transportation, and direct manufacturing costs and raw goods and packaging purchases necessary to produce completed products.

Sources and Uses of Cash

Operations

Our revenues increased this quarter as compared to the previous quarter of this same year. Our cost of goods sold was lower than our revenues in both these quarters because our sales volume for both quarters was increased when compared to the previous quarter. For the quarter ended October 31, 2004, and the same quarter the preceding year, we experienced an operating loss of $459,462 and $228,602, respectively. However, we anticipate that if our revenues continue to increase, we will have a gross profit in future quarters, and eventually we hope to have cash flow from operations to satisfy our operating expenses.

Financing

During the three-month period ended October 31, 2004 we paid our operating expenses primarily with $147,750 from the proceeds of debt issuances and $80,000 from the proceeds of sales of our common stock. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we reach profitability, and we do not at this time have an estimate of when that will be.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $631,414 as of October 31, 2004, less a discount of $115,665 on convertible debt there is $515,749 remaining. Of this amount, $77,469 is the current portion of the debt, with the remaining $438,280 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 6 to our financial statements.

We are a party to three agreements discussed in Note 8 to our financial statements, Commitments and Contingencies. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of October 31, 2004, there have not been any revenues from that product.

We are also a party to a research agreement with Texas Tech University, under which we have funded certain research. The University is entitled to a 2% royalty on revenue from products that are patentable as a result of the research done pursuant to the agreement. As of October 31, 2004, there have been no such revenues.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. We paid or accrued $2,243 and $3,136, respectively, for the three and six month periods ended October 31, 2004, for amounts owed to our President.

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

Our critical accounting policy is the recording of sales, and related revenue recognition, on transactions with Humatech, Ltd., a foreign entity that is a related party of which we currently own 19.9%. We account for our investment in Humatech, Ltd. under the equity method. Sales, and the associated cost of sales, to Humatech, Ltd. are not recognized until the product has been sold by Humatech, Ltd. to third-party customers.

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

PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings

An action was filed by several parties during the year ended April 30, 2004 in the Circuit Court of St. Louis County, State of Missouri seeking damages against the Company, in connection with advertising goods or services via facsimile which had not been specifically requested. On March 23, 2004, the Circuit Court of St. Louis County entered a default judgment against the company for $100,500. The Company later appealed but the parties settled without further ruling from the court in the amount of $33,125. Settlement amount has been paid in full as of December 9, 2004.

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

ITEM 2    Changes in Securities and Use of Proceeds

On September 16, 2004, we issued 500,000 shares of common stock, restricted in accordance with Rule 144, to an unrelated accredited investor, for $80,000 cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On October 26, 2004, we issued 50,000 shares of common stock, restricted in accordance with Rule 144, to an unrelated consultant, for services performed for the company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor.

On October 26, 2004, we issued 1,588,130 shares of common stock, restricted in accordance with Rule 144, pursuant to a conversion request from an unrelated party, for the payment, in full, of a promissory note in the amount of $158,813. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor.

On October 26, 2004, we issued 60,000 shares of common stock, restricted in accordance with Rule 144, and warrants to purchase 225,000 shares of our common stock at an exercise price of $0.25 per share, to an unrelated consultant for services rendered to the company as a spokesperson, counselor to management, and certain other duties. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultant was a sophisticated investor.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5    Other Information

There have been no events which are required to be reported under this Item.

ITEM 6    Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1 (1)	Articles of Incorporation of Midwest Enterprise Consultants, Inc.

	3.2 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

	3.3 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

	3.4(2)	Amendment to the Articles of Incorporation of Humatech, Inc.

	3.5(2)	Restated Articles of Incorporation of Humatech, Inc.

	3.4 (1)	Bylaws of Humatech, Inc.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 12, 2002.

	(2)	Incorporation by reference from our Annual Report on Form 10-KSB dated December 8, 2003 filed with the Commission on December 12, 2003.

(b)	Reports on Form 8-K

On September 22, 2004, we filed an Item 3.02 Current Report on Form 8-K dated September 16, 2004, disclosing the fact we issued 500,000 shares of common stock, restricted in accordance with Rule 144, to an unrelated accredited investor, for $80,000 cash.

On October 28, 2004, we filed an Item 3.02 Current Report on Form 8-K dated October 26, 2004, disclosing the fact we issued a total of 1,698,130 shares of our common stock, restricted in accordance with Rule 144, and issued warrants to purchase 225,000 shares of our common stock at an exercise price of $0.25 per share, to a total of three unrelated individuals for consulting services and the conversion of debt.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2004		/s/ David G. Williams
	By:	David G. Williams
	Its:	President, Director, and
Chief Executive Officer

Dated: December 23, 2004		/s/ John D. Rottweiler
	By:	John D. Rottweiler
	Its:	Vice President, Director, and
Chief Financial Officer

