Form 10QSB
period 2005-01-31
HUMATECH INC
filed 2005-04-12
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 8, 2005, there were 33,879,348 shares issued and 33,554,348 shares outstanding.

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

HUMATECH, INC.

BALANCE SHEET (UNAUDITED)
JANUARY 31, 2005

ASSETS:
CURRENT ASSETS
Cash	$8,150
Accounts receivable	3,799
Inventories	18,504
Prepaid expenses and other assets	19,225
Total current assets	49,678

PROPERTY AND EQUIPMENT, net	255,243

TOTAL ASSETS	$304,921

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$232,403
Accrued liabilities	105,236
Customer deposits	146,631
Due to affiliates	39,500
Capital lease obligations	3,804
Notes payable - current portion	183,630
Due to officers	213,769
Total current liabilities	924,973

NOTES PAYABLE - long term portion (net of discount of $225,147)	309,636

Total liabilities	1,234,609

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 50,000,000 shares authorized,
33,554,348 shares issued and outstanding	8,306,153
Paid in capital	1,618,703
Accumulated deficit	(10,854,544)
Total stockholders' deficit	(929,688)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$304,921

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED
JANUARY 31, 2005 AND JANUARY 31, 2004

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2005	January 31, 2005	January 31, 2004	January 31, 2004

NET REVENUES	$166,417	$390,772	$41,746	$199,679
COST OF GOODS SOLD	146,083	354,433	46,374	170,444
Gross profit/(loss)	20,334	36,339	(4,628)	29,235
OPERATING EXPENSES:
General and administrative expenses	204,524	901,075	177,983	656,453
Sales and marketing expenses	3,452	10,898	35,708	109,465
Research and development	-	-	11,899	12,143
Depreciation and amortization	813	6,353	11,419	34,175
Total operating expenses	208,789	918,326	237,009	812,236
OPERATING LOSS	(188,455)	(881,987)	(241,637)	(783,001)
OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	41,945	117,053	33,634	39,225
Other expense (income)	-	(26,367)		(16,549)
Total other expense	41,945	90,686	33,634	22,676
LOSS BEFORE INCOME TAXES	(230,400)	(972,673)	(275,271)	(805,677)
INCOME TAX PROVISION (BENEFIT)	-	-	-	-
NET LOSS	$(230,400)	$(972,673)	$(275,271)	$(805,677)
NET LOSS PER SHARE:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.04)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	33,486,940	31,237,551	26,136,132	21,970,401
Diluted	33,486,940	31,237,551	26,136,132	21,970,401

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND JANUARY 31, 2004

	Nine Months	Nine Months
	Ended	Ended
	January 31, 2005	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(972,673)	$(805,677)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain on sale of equipment	-	(7,000)
Depreciation and amortization	36,929	34,175
Issuance of common stock as compensation for services	351,822	4,650
Amortization of conversion feature of debt and related warrants	69,911	-
Allowance for bad debt	(20,167)	(18,186)
Value of common stock warrants granted to consultants	-	8,000
Changes in assets and liabilities:
Trade and other accounts receivable	33,305	(3,998)
Inventories	22,970	7,550
Prepaid and other current assets	(18,617)	(7,896)
Due from officer	-	(5,735)
Employee advances	-	-
Other assets	-	356
Due to/from affiliates	(4,385)	(3,575)
Customer deposits	138,537	11,741
Accounts payable	19,250	122,720
Accrued liabilities	39,079	39,541
Accrued officer compensation	90,821	216,018
Net cash used in operating activities	(213,218)	(407,316)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of equipment	-	7,000
Purchases of equipment	(46,818)	-
Net cash (used in) provided by investing activities	(46,818)	7,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable and capital leases	(61,299)	(23,791)
Proceeds from issuances of debt	242,750	176,163
Proceeds from sale of common stock	85,500	50,000
Net cash provided by financing activities	266,951	202,372
INCREASE (DECREASE) IN CASH	6,915	(197,944)
CASH, BEGINNING OF PERIOD	1,235	206,710
CASH, END OF PERIOD	$8,150	$8,766

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED), (continued)
FOR THE NINE MONTHS ENDED JANUARY 31, 2005 and 2004

SUPPLEMENTAL CASH FLOW INFORMATION:
	Nine months ended January 31, 2005	Nine months ended January 31, 2004

Interest paid	$2,412	$5,988

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	Nine months ended January 31, 2005	Nine months ended January 31, 2004

Debt assumed by company officer	$-0-	$336,000

Common stock issued to pay accrued officer compensation	$-0-	$1,268,041

Imputed value of common stock warrants issued with debt	$89,778	$-0-

Property acquired under note payable	$99,293	$75,228

Property acquired under capital lease	$-0-	$2,412

Imputed value of beneficial conversion feature of debt issued	$137,928	$-0-

Conversion of debt and interest into common stock	$158,813	$-0-

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of Humatech, Inc (the “Company”). They include all adjustments that management believes are necessary for a fair presentation of our financial position at January 31, 2005 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended April 30, 2004, included in our Annual Report on Form 10-KSB.

Humatech, Inc. produces and distributes humate-based trace element fertilizers and animal feed products. The Company’s products are sold to agriculture products’ dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers throughout the United States and the United Kingdom, as well as to a new distributor in Asia.

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

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At January 31, 2005, cash deposits did not exceed those insured limits.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $11,454 and $34,363 and $11,419 and $34,175 for the three and nine months ended January 31, 2005 and 2004 respectively.

Revenue recognition: The Company recognizes revenue when product is shipped FOB and collection is reasonably assured.

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $3,452 and $4,716 and $7,865 and $20,906 for the three and nine months ended January 31, 2005 and 2004 respectively.

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

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The capital lease obligation approximates fair value because the principal amount the obligation was determined based on the fair value of the underlying assets and the Company estimated incremental borrowing rate. The bank notes payable relate to vehicle loans and are considered to approximate fair value. The notes payable to individuals approximate fair value after discounting the notes as required for the convertible instruments involved. The fair value of notes payable to related parties cannot be determined because of the related party nature of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

During the three and nine months ended January 31, 2005 and 2004, the Company granted 270,000 and 707,832 and 151,824 and 251,824 warrants, respectively, to various individuals for services or in connection with new financing. These warrants vest immediately and have exercise lives ranging from three to five years. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model. Warrants in connection with financing were recognized as a discount to the related debt and the discount is being amortized over the life of the respective debt instruments.

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

3.	INVENTORIES

Inventories at January 31, 2005, consisted of the following:

Finished goods	$-
Packaging materials	4,264
Raw materials	14,240
Total	$18,504

Finished goods inventory is primarily packaged product for sale to retailers. The Company acquires substantially all of its raw materials from an affiliated entity.

4.	EQUITY INVESTEE

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company’s United Kingdom distributor formed this entity and the Company owned 19.9% and 41% of this entity at January 31, 2005 and 2004, respectively. Prior to November 1, 2004, the Company accounted for its investment in Humatech, Ltd. under the equity method. The Company made no monetary investment in Humatech, Ltd. Therefore, there was no investment balance reflected in the October 31, 2004 balance sheet. Humatech, Ltd. reported an unaudited net deficit of approximately $375,000 at October 31, 2004. Humatech Ltd. reported revenues of approximately $16,800 and a net loss of approximately $33,200, on an unaudited basis, for the six months ended October 31, 2004. During the period the Company accounted for its investment under the equity method, the Company’s portion of the net losses of Humatech, Ltd. were not reflected in the accompanying statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero. Also, the Company had deferred recognition of sales and related cost of sales on product sold to Humatech, Ltd. until product had been sold and shipped to a third party customer. Effective as of October 31, 2004, the Company’s ownership of Humatech, Ltd. was reduced to less than twenty percent; as such, the Company now accounts for its investment in Humatech, Ltd, under the cost method. In addition, effective as of November 1, 2004, the Company no longer defers recognition of sales and related cost of sales made to Humatech, Ltd.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2005:

Manufacturing Equipment	$331,573
Furniture and fixtures	28,071
Leasehold improvements	24,030
Vehicles	92,613
Total	476,287
Less: accumulated depreciaton	(221,044)
Total, net	$255,243

6.	NOTES PAYABLE

Notes payable at January 31, 2005, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $201,650. Monthly installments of principal and interest of $5,760 through 2007. Interest rates from 6.25% to 15% per annum. Collateralized by vehicles and equipment.	$123,213

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At January 31, 2005, there had not yet been any sales of this product.
150,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on December 31, 2008. At the option of the debtor the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $4,000 for a beneficial conversion feature and warrants resulting in an effective interest rate of 17.66%	10,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on January 31, 2009. At the option of the debtor the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $2,400 for a beneficial conversion feature and warrants resulting in an effective interest rate of 10.95%	12,750

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2006. At the option of the holder the note may be converted into stock any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed benefical conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	10,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on January 31, 2006. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	8,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on February 26, 2009. At the option of the holder the note may be converted into stock at $0.20 per share any time during the loan period. The note is unsecured.	10,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on March 23, 2007. At the option of the holder the note may be converted into stock at $0.17 any time during the loan period. The note is unsecured. The note was discounted by $5,968 for a beneficial conversion feature and warrants resulting in an effective interest rate of 19.81%	26,700

Convertible note payable to individual. The note bears interest at 10% per annum and is due on April 15, 2007. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $14,250 for a beneficial conversion feature and warrants resulting in an effective interest rate of 40%	38,000

Note payable to individual. The note bears interest at 24% per annum and is due on December 31, 2005. In the event the company defaults on the loan, creditor will be issued premium warrants to purchase up to 100,000 shares of common stock at a purchase price of $0.25. The note is unsecured. The note was discounted by $36,000 for a beneficial conversion feature and warrants resulting in an effective interest rate of 68%. The note is convertible at $0.20 per share.	100,000

Convertible note payable to related party. The note bears interest at 8% per annum and is due on May 7, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $11,960 for a beneficial conversion feature and warrants resulting in an effective interest rate of 19%	26,000

Convertible note payable to individual. The note bears interest at 8% per annum and is due on June 17, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted for the value of the imputed beneficial conversion feature. The value of the beneficial conversion feature was greater than the principal amount of the note.	20,000

Convertible note payable to individual. The note bears interest at 10% per annum and is due on May 12, 2009. At the option of the holder the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $18,953 for a beneficial conversion feature and warrants resulting in an effective interest rate of 18%	50,000

Convertible Note payable to individual. The note bears interest at 10% per annum and is due on August 2, 2007. At the option of the debtor the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The note was discounted by $19,119 for beneficial conversion feature and warrants resulting in an effective interest rate of 46%	28,750

Convertible Note payable to individual. The note bears interest at 10% per annum and is due on August 25, 2007. At the option of the debtor the note may be converted into stock at $0.20 any time during the loan period. The note is unsecured.	10,000

Convertible Note payable to individual. The note bears interest at 8% per annum and is due on November 3, 2009. At the option of the debtor the note may be converted into stock at $0.10 any time during the loan period. The note is unsecured. The value of the beneficial conversion feature and warrants exceeded the principal amount of the note.	35,000

Convertible Note payable to individual. The note bears interest at 8% per annum and is due on January 21, 2007. At the option of the debtor the note may be converted into stock at $0.07 any time during the loan period. The note is unsecured. The value of the beneficial conversion feature and warrants exceeded the principal amount of the note.	60,000

Total notes payable at January 31, 2005	718,413

Less discount on convertible debt	(225,147)
Less current portion	(183,630)
Long-term	$309,636

During the three and nine months ended January 31, 2005, the Company issued convertible debt that contained beneficial conversion features and detachable warrants. The notes are all convertible at any time after issuance, at the option of the holder, and the total value of the beneficial conversion features and the warrants are being amortized over the terms of the notes. The fair value of the beneficial conversion features and warrants for four such notes exceeded the face amount of the notes. The discount on these notes was recorded at the face value of the respective note.

Future maturities of long-term debt are as follows:

12 month periods
ended January 31,

2006	$183,630
2007	116,884
2008	104,149
2009	22,750
2010	141,000
Thereafter	150,000

Total	$718,413

7.	STOCKHOLDERS’ DEFICIT

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on the shares were granted. The Company issued 1,421,112 and 1,731,112 shares of common stock to employees and consultants during the three and nine months ended January 31, 2005, respectively.

Other

The Company also grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities is expensed when granted.

There were no options granted in the nine months ended January 31, 2005 and 2004.

8.	COMMITMENTS AND CONTINGENCIES

As discussed in Note 6, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through January 31, 2005.

On or about March 9, 2005, a Civil Complaint was filed by the Securities and Exchange Commission against, David G. Williams, our Chief Executive Officer and a Director, and John D. Rottweiler, our Chief Financial Officer, Secretary, and a Director, in The United States District Court for the Southern District of Texas, Houston Division, as Civil Action. The lawsuit alleges that the Company along with Mr. Williams and Mr. Rottweiler, violated various securities laws in the way the Company reported our sales, and revenues related to our business dealings with Humatech, Ltd., a United Kingdom company. The Company intends to vigorously defend ourselves and our officers in this matter.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

The Company has a research agreement with Texas Tech University to investigate a natural, organic trace mineral supplement using the Company’s Promax animal feed supplement for pigs. The Company has funded $34,000 of its $70,000 commitment to the University. The University also has a $70,000 funding commitment to the project but had not yet fully funded that amount as of January 31, 2005. The University is entitled to a royalty of 2% of revenue generated from any patentable applications that arise as a result of this research. As of January 31, 2005, there have been no such revenues.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $1,112 and $3,853 and $203 and $1,497 in the three and nine months ended January 31, 2005 and 2004, respectively.

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

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants and options to purchase 3,402,552 and 3,257,220 shares of common stock were excluded from the calculation for the three and nine months ended January 31, 2005 and 2004 respectively. The inclusion of such options and warrants would be anti-dilutive. The Company issued a total $95,000 in convertible debt during the three month period ended January 31, 2005. This debt is immediately convertible at the rate of $0.07 to $0.10 per share, which represents 1,207,143 shares of common stock. These potential dilutive securities have been excluded for the net loss per shares calculation for the three and nine months ended January 31, 2005.

The following presents the computation of basic and diluted loss per share from continuing operations for the three and nine months ended January 31:

	Three Months Ended January 31, 2005			Nine Months Ended January 31, 2005			Three Months Ended January 31, 2004			Nine Months Ended January 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share

Net Income (Loss)	$(230,400)			$(972,673)			$(275,271)			$(805,677)
Preferred stock dividends	-0-			-0-			-0-			-0-
Loss from continuing operations	(230,400)			(972,673)			(275,271)			(805,677)

Basic Loss Per Share:

Loss available to common stockholders	$(230,400)	33,486,940	$(0.01)	$(972,673)	31,237,551	$(0.03)	$(275,271)	26,136,132	$(0.01)	$(805,677)	21,970,401	$(0.04)

Effect of dilutive securities	N/A			N/A			N/A			N/A

Diluted Loss Per Share	$(230,400)	33,486,940	$(0.01)		31,237,551	$(0.03)	$(275,271)	26,136,132	$(0.01)	$(805,677)	21,970,401	$(0.04)

10.	RELATED PARTY TRANSACTIONS

As discussed in Note 8, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $1,112 and $3,853 in the three and nine months ended January 31, 2005.

The Company has accrued salaries to its President and Chief Financial Officer. At January 31, 2005, the net amount accrued and unpaid due to these officers was $213,769.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at January 31, 2005. The Company made purchases of $7,343 and $25,983 from this entity in the three and nine months ended January 31, 2005.

The Company borrowed $154,313 from an entity owned by a family member of the Company’s President on August 1, 2003. The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company’s common stock at $.10 per share any time during the loan period ending August 30, 2005. Option to convert note was exercised on October 26, 2004. Company issued 1,588,130 shares of restricted stock, for full payment of promissory note.

The Company sells products to its affiliate in the United Kingdom, Humatech Ltd.   There were approximately $5,400 in sales to this affiliate in the three and nine months ended January 31, 2005.

During the year ended April 30, 2004, the Company’s CEO assumed the Company’s $336,000 obligation to a third party. The officer becomes obligated to the third party for that amount and the third party has no further recourse against the Company should the officer default on the obligation. The officer had received cash advances from the Company that had accumulated to over $336,000 over a several year period. The obligation that was previously due to the third party and transferred to the officer was then offset against advances due from the officer.

During the three month period ended January 31, 2005, the Company borrowed $26,000 from a family member of the Company’s Chief Financial Officer. The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company’s common stock at $0.10 per any time during the loan period ending May 7, 2009. The note accrues interest at 8% per annum and granted a warrant for 52,000 shares of the Company’s common stock that can be exercised at any time up to May 7, 2009. Interest has been accrued on the note and no payments have been made in the nine month period ended January 31, 2005.

11.	CONCENTRATIONS

The Company maintains cash balances at banks in Texas. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At January 31, 2005, the Company had no such balances.

Approximately 92% of the Company’s sales in the nine months ended January 31, 2005 were concentrated with two customers. Approximately 0% and 0% of the accounts receivable balance at January 31, 2005 were comprised of balances due from these customers.

12.	BUSINESS SEGMENTS

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31. 2005	January 31. 2005	January 31. 2004	January 31. 2004
Animal Feed

United States	$105,184	$269,718	$15,339	$46,857
United Kingdom	-	-	9,838	40,662
Asia	49,750	89,550	-	-
Total	154,934	359,268	$25,177	$87,519

Fertilizer

United States	$6,055	$26,076	$16,569	$106,160
United Kingdom	5,428	5,428	-	6,000
Asia	-	-	-	-
Total	11,483	31,504	$16,569	$112,160

Total Revenue	$166,417	$390,772	$41,746	$199,679

* * * * * *

ITEM 2	Managements Discussion and Analysis or Plan of Operation

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

We own a minority (19.9%) interest in Humatech, Ltd., a distribution company in the United Kingdom, and have recently started to again record sales through this distributor on products that were sold to their customers. Although our products have performed well in a small but growing number of trials and tests, and there have been sporadic orders for our products, we have not yet been successful in generating consistent revenues.

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

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Results of Operations

Introduction

Our revenues for the quarter ended January 31, 2005 increased when compared to the same quarter during the previous year and remained consistent when compared to the immediately preceding quarter. Despite our similar revenue numbers from last quarter to this quarter, we anticipate that our revenues for future quarters may differ significantly due to our inconsistent sales. Our operating expenses decreased significantly when compared to the immediately preceding quarter and were consistent with our operating expenses when compared to the same quarter during the previous year. The significant decrease in operating expenses from last quarter to this quarter is due to decreased general and administrative expenses for our operations. Our general and administrative expenses from the preceding quarter were higher due to the costs associated with increased production of animal feed, the costs of purchasing and installing new manufacturing equipment, and the costs of upgrading our existing production line to increase productivity. Despite our consistent quarter to quarter revenues for the quarters ended October 31, 2004 and January 31, 2005, and the significant decrease in operating expenses, we continue to operate at a loss. A breakdown of our revenues, operating expenses and operating loss, as well as management’s explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit/(loss) for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended January 31, 2005	Quarter ended January 31, 2004	Percentage Change

Net Revenues	$166,417	$41,746	300%
Cost of Goods Sold	146,083	46,374	215%
Gross profit/(loss)	20,334	(4,628)

Our revenues increased for the quarter ended January 31, 2005 compared to the same quarter one year ago due to revenues generated by sales of our animal feed of $105,184 in the United States, $0 in the United Kingdom and $49,750 in Asia, compared to $15,339 in the United States, $9,838 in the United Kingdom, and $0 in Asia for the quarter ended January 31, 2004 Our overall increase in sales of animal feed is largely attributable to our relationship with Akey, a Business Unit of North American Nutrition Companies, Inc., and a new animal feed manufacturing customer, C.J. Corp., with home offices in South Korea. Akey is assisting us with sales and distribution of our animal feed product. This increase in our animal feed sales offset the decrease in our sales of fertilizer, which were $11,483 for the quarter ended January 31, 2005, compared to $16,569 for the same period one year earlier. This decrease in our sales in fertilizer was primarily due to a shift in the buying pattern of one of our main retail distributors of fertilizer. The shift in buying pattern by this distributor was due to the distributor purchasing our fertilizer on an “as needed” basis rather than on a regular buying pattern, and a planned decrease in their fertilizer inventory in preparation of a move to a new warehouse. Our cost of goods also increased in order to produce the additional animal feed sold in both the United States and Asia. As evidenced by our numbers from one quarter to the next quarter, sales of our products continue to be sporadic, and we do not have an opinion as to whether or not the increase in sales from the preceding quarter is indicative of our performance in the upcoming quarters.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended January 31, 2005	Quarter ended January 31, 2004	Percentage Change

Total operating expenses	$208,789	$237,009	(12%)
Operating Loss	(188,455)	(241,637)	(22%)
Total other (income) expense	41,945	33,634	25%
Net Loss	$(230,400)	$(275,271)	(16%)

Our total operating expenses, including sales and marketing expenses, for this quarter consisted primarily of the following:

Officer salary	$75,000
Professional fees	10,070
Interest expense	16,722
Taxes	12,869
Insurance	19,390
Advertising	3,452
Transportation	9,626
Consulting	9,000
Other (combined)	52,660
Total	$208,789

Our consulting fees decreased significantly due to our shift away from using consultants..

In the future, if our revenues increase, our operating expenses as a percentage of revenues should decline as we are able to take advantage of operating efficiencies. In addition, now that the restatement of our financials is complete, we believe that our professional and consulting fees expenses for the quarter ended January 31, 2005, are more indicative of future professional and consulting fees expenses than the preceding quarter numbers.

Nine Months Ended January 31, 2005 Compared to Nine Months Ended January 31, 2004

Results of Operations

Introduction

Our revenues increased for the nine months ended January 31, 2005 compared to the same nine-month period during the previous year. Our operating expenses also increased when compared to the same nine-month period a year ago. Despite this increase in revenues we continued to operate at a loss over the nine-month period ended January 31, 2005. A breakdown of our revenues, operating expenses and operating loss for this nine-month period, as well as management’s explanation of each, is outlined below.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit/(loss) for this nine-month period, as compared to the same nine-month period during the previous year, were:

	Nine Months ended January 31, 2005	Nine Months ended January 31, 2004	Percentage Change

Net Revenues	$390,772	$199,679	95%
Cost of Goods Sold	354,433	170,444	108%
Gross profit/(loss)	36,339	29,235	24%

Our revenues increased for the nine months ended January 31, 2005, primarily due to sales of animal feed supplements in the United States and Asia of $269,718 and $89,550, respectively, compared to $46,857 and $0 for the same period a year ago. As explained above, the primary reason for this increase in animal feed sales was our relationship with Akey, and our new animal feed manufacturing customer, C.J. Corp., with home offices in South Korea. This increase in revenue from sales of animal feed offset a decrease in our sales of fertilizer in the United States of $80,084 ($26,076 compared to $106,160) for the nine-month period ended January 31, 2005, compared to the same period one year ago. Our overall increase in sales of animal feed supplement is due to an increase in our general sales efforts. Our cost of goods also increased in order to produce the additional animal feed supplements in the United States. Because sales of our products continue to be sporadic, we do not have an opinion as to whether or not this increase in sales is indicative of our performance in the upcoming nine-month periods.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this nine-month period, as compared to the same six-month period during the previous year, were:

	Nine Months ended January 31, 2005	Nine Months ended January 31, 2004	Percentage Change

Total operating expenses	$918,326	$812,236	13%
Operating Loss	(881,987)	(783,001)	13%
Total other (income) expense	90,686	22,676
Net Loss	$(972,673)	$(805,677)	21%

Our total operating expenses for the nine months ended January 31, 2005 increased as a result of our increased production of animal feed supplement, which was necessary to meet an increase in demand for our animal feed supplement. This increase in total operating expenses also caused a greater net loss for the nine months ended January 31, 2005, when compared to the same period one year ago.

Liquidity and Capital Resources

Introduction

As of the end of this quarter we had cash of $8,150 and accounts receivable of $3,799. Our total liabilities as of January 31, 2005 were $1,234,609, consisting primarily of accounts payable ($232,403), accrued liabilities ($105,236), customer deposits ($146,631), amounts due to our officers ($213,769), and notes payable ($493,266). Although our liabilities continue to exceed our assets by a large amount, given the allocation of these liabilities, if our revenues increase then our liquidity could, in our opinion, be managed. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior quarter were:

	Quarter ended January 31, 2005	Quarter ended October 31, 2004	Change

Cash	$8,150	$8,110	$40
Total current assets	49,678	78,416	(28,738)
Total assets	304,921	311,601	(6,680)
Total current liabilities	924,973	989,469	(64,496)
Total liabilities	1,234,609	1,429,159	(194,550)

Cash Requirements

For the nine-month period ended January 31, 2005 our net cash used in operating activities was ($213,218) compared to ($407,316) for the same nine-month period one year ago. We believe our cash used in operating activities for the quarter ended January 31, 2005 is approximately indicative of our cash flow needs for future nine-month periods when sales of our products are similar to this nine-month period. However, if sales and revenues increase, our cash flow needs will increase because of certain variable expenses such as payments to manufacturers representatives, transportation, and direct manufacturing costs and raw goods and packaging purchases necessary to produce completed products.

Sources and Uses of Cash

Operations

Our revenues were very similar this quarter as compared to the previous quarter of this same year. Our cost of goods sold was lower than our revenues in both these quarters because our sales volume for both quarters was increased when compared to the previous quarter. For the quarter ended January 31, 2005, and the same quarter the preceding year, we experienced an operating loss of $188,455 and $241,637, respectively. However, we anticipate that if our revenues continue to increase, we will have a gross profit in future quarters, and eventually we hope to have cash flow from operations to satisfy our operating expenses.

Financing

During the nine-month period ended January 31, 2005 we paid our operating expenses primarily with $242,750 from the proceeds of debt issuances and $85,500 from the proceeds of sales of our common stock. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we reach profitability, and we do not at this time have an estimate of when that will be.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $718,413 as of January 31, 2005, less a discount of $225,147 on convertible debt there is $493,266 remaining. Of this amount, $183,630 is the current portion of the debt, with the remaining $309,636 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 6 to our financial statements.

We are a party to three agreements discussed in Note 8 to our financial statements, Commitments and Contingencies. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of January 31, 2005, there have not been any revenues from that product.

We are also a party to a research agreement with Texas Tech University, under which we have funded certain research. The University is entitled to a 2% royalty on revenue from products that are patentable as a result of the research done pursuant to the agreement. As of January 31, 2005, there have been no such revenues.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. We paid or accrued $1,112 and $3,853, respectively, for the three and nine month periods ended January 31, 2005, for amounts owed to our President.

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

Our critical accounting policy is the recording of sales, and related revenue recognition, on transactions with Humatech, Ltd., a foreign entity that is a related party of which we currently own 19.9%. Prior to November 1, 2004, because we owned over twenty percent of Humatech, Ltd., we accounted for our investment in Humatech, Ltd. under the equity method, under which our portion of the net losses of Humatech, Ltd. were not reflected in the accompanying statements of operations because under the equity method of accounting the investment balance is not reduced below zero, and we deferred recognition of sales and related cost of sales on product sold to Humatech, Ltd. until product had been sold and shipped to a third party customer. Effective as of October 31, 2004, our ownership of Humatech, Ltd. was reduced to less than twenty percent; as such, we now account for our investment in Humatech, Ltd, under the cost method. In addition, effective as of November 1, 2004, we no longer defer recognition of sales and related cost of sales made to Humatech, Ltd.

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

On or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission against us, David G. Williams, our Chief Executive Officer and a Director, and John D. Rottweiler, our Chief Financial Officer, Secretary, and a Director, in The United States District Court for the Southern District of Texas, Houston Division, as Civil Action No. H-05-0665. The lawsuit alleges that we, along with Mr. Williams and Mr. Rottweiler, violated various securities laws in the way we reported our assets, sales, and revenues related to our business dealings with Humatech, Ltd., a United Kingdom company, and in the way we corrected these alleged violations. The Civil Complaint seeks to enjoin us, Mr. Williams, and Mr. Rottweiler from violating any of the provisions of law listed in the Civil Complaint, as well as seeks to have Mr. Williams and Mr. Rottweiler disgorge any ill-gotten gains, pay civil penalties, and bar them from serving as an officer or director of a publicly traded company. An Answer to the Complaint is not yet due and we have not yet filed one. We intend to vigorously defend ourselves and our officers in this matter.

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

On December 9, 2004, we issued 45,833 shares of common stock, restricted in accordance with Rule 144, to an unrelated investor, for $5,500 cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor.

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

On December 15, 2004, we filed an Item 3.02 Current Report on Form 8-K dated December 9, 2004, disclosing the fact we issued 45,833 shares of common stock, restricted in accordance with Rule 144, to an unrelated accredited investor, for $5,500 cash.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2005		/s/ David G. Williams
	By:	David G. Williams
	Its:	President, Director, and
Chief Executive Officer

Dated: April 8, 2005		/s/ John D. Rottweiler
	By:	John D. Rottweiler
	Its:	Vice President, Director, and
Chief Financial Officer