Form 10KSB
period 2005-04-30
HUMATECH INC
filed 2006-05-09
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-28557

Humatech, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-3559839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1959 South Val Vista Drive
Suite 130
Mesa, Arizona	85204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (480) 813-8484

Securities registered under Section 12(g) of the Exchange Act:

Common stock, no par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☒.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒.

State issuer’s revenues for its most recent fiscal year.   $720,763 for the year ended April 30, 2005.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,056,094, based on the closing price of $0.10 for the common stock on April 27, 2006.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 27 2006, there were 34,304,848 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

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

Business Overview

Industry Overview

In 1980, the United States Department of Agriculture released a report entitled Report and Recommendations on Organic Farming that cited the concerns expressed by farmers, environmental groups, and the general public about the adverse effects the petroleum-based U.S. agriculture production system has had on the productive capacity of U.S. soils. They were especially concerned about the extensive use of cash crops and agricultural chemicals, both fertilizers and pesticides. Among the major concerns were:

☐	Increased cost of, and dependence on, external inputs of chemicals and energy;

☐	Continued decline in soil productivity from excessive soil erosion and nutrient runoff losses;

☐	Contamination of surface and groundwater from fertilizers and pesticides;

☐	Hazards to human and animal health and to food quality and safety from agricultural chemicals;

☐	Demise of the family farm and localized marketing system.

As a result of these concerns and others, a new philosophical view of agriculture, termed “sustainable agriculture,” has developed. A sustainable agriculture system centers around the need to develop a more environmentally compatible agricultural system, one that has a long-term dimension, makes more efficient use of energy, does not destroy the ecological balance of the environment, is non-polluting, and is favorable for the survival of humans and all other species.

A brief discussion of several important terms will clarify the significance of humic substances, what we do and propose to do in the future, and what products and services will be marketed.

☐
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

☐
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

☐
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

☐
HUMATES: Humates are metal (mineral) salts of humic or fulvic acids. Within any humic substance, there are a large number of complex humate molecules, and the humate composition of any one humic substance is specific for the substance. Thus there exists a large variability in the molecular composition of different humic substances.

The most biochemically active and plant responsive components of fertile soil are humic and fulvic acids. The decisions to replace and maintain adequate levels of humic/fulvic acids in the soil creates a positive economic and ecological impact. Humic acids are the end result of the decomposition of plant and animal matter, which exist in the final phase of the humification process of soils. Humification is the process wherein crop residues, leaves, stalks, cover crops, manure’s, etc., are first broken down by soil micro-organisms. Various enzymes, fungi and bacteria then break down the cellulose. Further activity and breakdown by very specific fungi and bacteria finally result in the mineralization of humic acids from the material that is commonly referred to as “humus”. Simply put, humic acids are derived from various organic materials that are commonly turned under by farmers throughout the world to derive well-known benefits.

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

Our Animal Feed Supplements Products

We manufacture and distribute organic based animal feed supplements to the animal feeding industry. The bulk of our business has developed in this product line and the sales of our animal feed supplements accounted for approximately 92% of our sales for the year ended April 30, 2005.

Our animal feed supplement products consist of:

☐	PROMAX MaxAppetin, Nutr-Hume, and Bentonita. All are organic, non-toxic animal feed ingredients used for ruminant and/or non-ruminant animals that provides an all-natural source of nutritional iron.

Our Fertilizer Products

We also manufacture and distribute organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) mass merchandisers and independent nurseries in the retail lawn and garden market. Our fertilizer products accounted for approximately 8% of our sales last year, with 6% coming from sales to commercial growers and 2% coming from sales to merchandisers and nurseries in the retail lawn and garden market.

Distribution of Our Products

In general, we utilize three formal channels of distribution. The first is a network of agriculture dealers who represent our products in the agricultural crops market segment. The second is distributors who focus on selected markets such as the lawn and garden and home improvement markets, and the animal feed supplement markets throughout the world. The third channel is the use of executive sales on strategic key accounts including the international segment

The small firms that do exist in the humate industry do not have established, specific, and formal channels of distribution. The competition uses direct sales by executives and owners in regional areas where the product is produced. Market penetration is very difficult beyond their sphere of influence.

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

Raw Materials and Manufacturing Our Products

We purchase a significant amount of chemicals and raw materials from the open market. The majority of our humates are purchased from a single supplier, RAMMSCO, Inc., an entity controlled by our Chairman David G. Williams, because the product is made to specific formulation not known to other suppliers and at a significantly lower price than other suppliers. The Company made purchases of $23,058 and $13,429 from this entity in the years ended April 30, 2005 and 2004, respectively.

Competition

We are not aware of any significant competitors, with respect to size, financial strength, and market distribution, that manufacture humate-based trace element products and animal feed ingredients. The financial and market strengths of competitive firms do not present any major competitive factors. Although some of our competitors have been in business a long time, they are regional in scope and their experience limits their sales to the local client and type of crops grown. Most of the companies are small, independent, and geographically restricted which manufacture and market a very limited type of dry product or liquid humic acid into the agricultural crops arena. We try to assist our distributors that are established in that same area, through technical support, and customer service.

We intend to establish ourselves in the market by providing a high quality product at a reasonable cost to the customer, and by providing exceptional personal service through our distribution channels. We believe that, given the choice, most consumers of our products would choose to use environmentally friendly products over chemical-based products.

Patents and Trademarks

We have applied for and received trademark protection for most of our product names. We have applied for two patents, one was denied and the other has been granted. The granted patent is for a “Positive Displacement Pump”, applied for in 2001. For the patent that was denied we have no plans to re-apply for a patent at this time.

We rely on intellectual property laws and confidentiality and license agreements with key customers and others to protect our intellectual property rights. Because of the complexity and growing importance of intellectual property rights, there can be no assurance that we will be able to protect our proprietary rights on a global basis. Moreover, the expense of enforcing our rights may limit or prohibit us from effective protection.

Research and Development

During the last two fiscal years, we have spent approximately 5% of our personnel resources, and approximately 5% of our financial resources, on research and development activities. These costs are borne primarily by us, and are not directly passed on to our customers except in the appropriate pricing of our products. Over the course of the last two years we have required our larger international distributors to conduct product benefits research at their own expense as part of our joint ongoing efforts to better understand our product benefits and our place in the marketplace

Environmental Matters

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

Foreign Operations

In November 1998, we entered into a letter of intent for the purpose of establishing a joint venture to promote and sell our products into the European Union of Countries. On November 12, 1998, we formed a new entity named Humatech, Ltd., of which we currently own a 19.9% interest, with the remaining interest owned by European-based investors. We sell product to Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties. We recognize revenue and cost of sales to Humatech, Ltd. upon shipment. We sold product to Humatech, Ltd. in the amount of approximately $28,000, and $45,000 for the years ended April 30, 2005 and 2004 respectively.

Employees

As of April 30, 2005, we employed a total of 11 full-time employees, two (2) of which were officers, eight (8) of which were engaged in manufacturing activities, and one (1) engaged in administrative activities.

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

ITEM 3 — LEGAL PROCEEDINGS

On or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission against us, David G. Williams, our Chief Executive Officer and a Director, and John D. Rottweiler, our Chief Financial Officer, Secretary, and a Director, in The United States District Court for the Southern District of Texas, Houston Division, as Civil Action No. H-05-0665. The lawsuit alleges that we, along with Mr. Williams and Mr. Rottweiler, violated various securities laws in the way we reported our assets, sales, and revenues related to our business dealings with Humatech, Ltd., a United Kingdom company, and in the way we corrected these alleged violations. The Civil Complaint seeks to enjoin us, Mr. Williams, and Mr. Rottweiler from violating any of the provisions of law listed in the Civil Complaint, as well as seeks to have Mr. Williams and Mr. Rottweiler disgorge any ill-gotten gains, pay civil penalties, and bar them from serving as an officer or director of a publicly traded company. We have negotiated the terms of an agreement in principal to settle this matter with the Securities and Exchange Commission, but no settlement can be finalized until we are current in our reporting requirements under the Securities Exchange Act of 1934 and the terms of the settlement have been approved by the Commissioners.

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

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the Pink Sheets under the symbol “HUMT.” Historically, our stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“OTCBB”), under the same symbol. On September 6, 2005, the OTCBB de-listed our common stock because of our failure to stay current with our reporting obligations under the Securities Exchange Act of 1934 (the “’34 Act”), and on that same day our common stock was quoted on the Pink Sheets. After we complete all of our delinquent ’34 Act filings we plan to apply to get our common stock re-listed on the OTCBB. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended April 30,		Prices
	Period	High		Low

2004	First Quarter	$0.79		$0.51
	Second Quarter	$0.62		$0.20
	Third Quarter	$0.35		$0.18
	Fourth Quarter	$0.44		$0.05

2005	First Quarter	$0.32		$0.09
	Second Quarter	$0.40		$0.15
	Third Quarter	$0.25		$0.12
	Fourth Quarter	$0.17		$0.06

2006	First Quarter	$0.15		$0.06
	Second Quarter	$0.10		$0.04
	Third Quarter	$0.10		$0.04

Close on April 27, 2006			$0.10

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

Holders

As of April 30, 2005 and April 27, 2006 there were 33,682,348 and 34,304,848 shares, respectively, of our common stock issued and outstanding and held by approximately 179 holders of record.

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

Recent Issuance of Unregistered Securities

On February 1, 2005, we issued 180,000 shares of common stock valued at $9,000 to an unrelated consultant for services performed for the company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor.

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

Summary Overview

We currently are divided into two main business units: animal feed products and fertilizer. Our animal feed division manufactures and distributes organic based animal feed supplements to the animal feed industry. Sales of our animal feed supplements accounted for approximately 92% of our total sales last year. Our fertilizer division manufactures and distributes organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) retail mass merchandisers and independent nurseries in the lawn and garden market. Our fertilizer products accounted for approximately 8% of our total sales last year, with 6% coming from sales to commercial growers of agricultural crops and 2% from sales to retail mass merchandisers and independent nurseries in the lawn and garden market.

Qualified Report of Independent Certified Public Accountants

From inception through April 30, 2005, the Company has generated negative operating cash flows, has a working capital deficit and a retained earnings deficit. Therefore, the Company’s auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. Management believes that it can maintain its status as a going concern based on expected future positive operating cash flows and, to a lesser extent, cash flows from debt and or equity transactions.

Results of Operations

Introduction

During the fiscal year ended April 30, 2005, we focused the growth of our business around our animal feed supplement products. These products have generated significant increases in net revenues from 2004 both internationally and domestically. We believe we have a competitive advantage with respect to these products and expect to see continued revenue growth in the future as we expand our sales, production and distribution infrastructure.

Year ended April 30, 2005 compared to year ended April 30, 2004

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and net loss for the years ended April 30, 2005 and 2004, respectively, are as follows:

	Year Ended April 30, 2005	Year Ended April 30, 2004	Percentage Change

Revenue	$720,765	$275,918	161.2%
Cost of Goods Sold	524,905	314,992	66.6
Operating Expenses	1,091,439	1,594,376	(31.5)
Net Loss	$(1,031,686)	$(1,879,589)	(45.1)%

Revenues

Revenues for the year ended April 30, 2005 were $720,765 compared to $275,918 for the same period in 2004. Our revenues increased in 2005 primarily due to an increase in sales of Promax domestically and in the U.K. Our product mix has shifted in fiscal 2005 toward our animal feed supplement product line, with approximately 92% of revenues coming from this product line in fiscal 2005, as compared to 26% in fiscal 2004.

Cost of Goods Sold

Cost of goods sold for the year ended April 30, 2005 were $524,905, compared to $314,992 for the same period in 2004. Our cost of goods sold was higher primarily as a result of increased sales, partially offset by increased manufacturing efficiencies from a new manufacturing line. We also benefited from economies of scale as our fixed cost of sales were spread over a larger volume of production.

Operating Expenses

Total operating expenses were $1,091,439 for the year ended April 30, 2005 as compared to $1,594,376 for the year ended April 30, 2004. These expenses decreased due primarily to a reduction in third-party consulting and marketing expenses, as a significant amount of stock-based compensation was issued for such services in fiscal 2004. During 2005, we transitioned many of these functions to full-time personnel.

Net Loss

We experienced a net loss of $1,031,686 for the year ended April 30, 2005 as compared to a net loss of $1,879,589 for the year ended April 30, 2004. This decrease is attributable to increased gross profit of approximately $235,000 and decreased operating expenses of approximately $503,000. Additionally, our interest expense decreased by approximately $97,000 as we recognized less interest expense from the amortization of debt discounts associated with beneficial conversion features and warrants issued with our convertible debt.

Liquidity and Capital Resources

Introduction

During fiscal year 2004 and 2005, we did not generate positive operating cash flows. Cash totaled $166 and $1,235 at April 30, 2005 and 2004, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of April 30, 2005 and 2004, respectively, are as follows:

	April 30, 2005	April 30, 2004	Percentage Change

Cash	$166	$1,235	(86.6%)
Total Current Assets	53,314	60,254	(11.5)
Total Assets	300,578	206,315	45.7
Total Current Liabilities	871,214	514,936	69.2
Total Liabilities	$1,271,459	$987,171	28.8%

Sources and Uses of Cash

For the year ended April 30, 2005 our net cash used in operating activities was $300,236 as compared to $604,379 for the year ended April 30, 2004. This decrease in negative operating cash flows was due primarily to a reduced net loss of approximately $848,000 offset by a reduction in non-cash interest and consulting expenses of $355,000 from fiscal 2005 to fiscal 2004.

Net used in investing activities were $33,427 for the year ended April 30, 2005 as compared to net cash provided by investing activities of $4,500 for the year ended April 30, 2004. During fiscal 2005, the Company made significant investments in production equipment to increase its manufacturing capacity. These net cash outflows were partially offset by proceeds received from the partial sale of an investment in an unconsolidated entity in fiscal 2005. Sales of equipment exceeded purchases of such equipment in fiscal 2004, accounting for the net cash inflow of $4,500.

Net cash provided by financing activities was $316,750 for the year ended April 30, 2005 as compared to $394,404 for the year ended April 30, 2004. Net cash flows from debt financing activities were approximately $247,000 and $324,000 in fiscal 2005 and 2004, respectively. Net cash flows from equity financing activities were approximately $86,000 and $75,000 in fiscal 2005 and 2004, respectively.

The Company’s cash requirements have historically consisted of raw material production costs, salaries and wages for employees, expenditures for production-related fixed assets and cash interest expense. The Company’s sources of cash include cash received from product sales and cash inflows from financing activities, which have historically consisted of equity and convertible debt transactions.

The Company has approximately $148,000 and $276,000 in principal debt maturities due in fiscal 2006 and 2007. To the extent that the Company does not generate sufficient operating cash flows to fund these maturities, the Company will need to engage in additional financing activities.

Debt Instruments, Guarantees, and Related Covenants

We have total notes payable of $577,836 (net of discount of $208,647) as of April 30, 2005. Of this amount, $147,969 is the current portion, with the remaining $429,867 considered long-term. We are not in default on any of these notes, and none of our debt instruments contain restrictive financial covenants.

We are a party to three agreements that contain contingent royalty payment obligations. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of April 30, 2004, there have not been any revenues from that product.

Finally, we have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. Under this agreement we paid or accrued $7,361 and $2,389 in the years ended April 30, 2005 and April 30, 2004, respectively.

Off Balance Sheet Contracts

At April 30, 2005 and 2004, there were no “off balance sheet” contracts or items to record.

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

The following summarizes critical estimates and policies made by management in the preparation of the financial statements.

Revenue Recognition. Revenue from sales to customers is recorded upon shipment of the related product. We make estimates of sales allowances, such as discounts, and accrue such amounts when the related revenue is recognized. We have not made any provisions for product returns or uncollectible accounts because historically such amounts have been immaterial.

Stock-Based Compensation. We issue equity instruments, including common stock and stock options, to employees and consultants as consideration for services rendered. For stock-based compensation to employees, we use the intrinsic value method as permitted under generally accepted accounting principles. Because such grants are typically issued with the exercise price equal to the fair market value on grant date, there is no compensation expense. For stock based compensation to nonemployees, we record expense related to the fair value of the award. The fair value is estimated based on quoted market prices for stock grants and option pricing models for option grants.

Debt Discount. We have historically utilized convertible debt instruments as a means of financing our operations. Such instruments are often issued with detachable warrants. Under such arrangements, we allocate the proceeds received to the warrants and the convertible debt based on their estimated fair values. We then calculate the effective conversion price based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists. The value assigned to the warrants and the beneficial conversion feature give rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument.

Income Taxes. We evaluate the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards.  Because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, we have recorded a valuation allowance for the total deferred income tax asset associated with our net operating loss carryforwards.

ITEM 7 — FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Humatech, Inc.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 8

ITEM 8A — CONTROLS AND PROCEDURES

As indicated in Item 3, Legal Proceedings, on or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission related to the way the Company has reported its assets, sales, and revenues related to our business dealings with Humatech, Ltd., a United Kingdom company, and in the way it corrected these alleged violations. While the Company has negotiated the terms of an agreement in principal to settle this matter with the Securities and Exchange Commission without admitting or denying the allegations of the Complaint, the Company acknowledges that it had deficiencies in its internal controls during the period covered by this Civil Complaint.

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s internal controls still contained control deficiencies, including a lack of segregation of duties and lack of technical accounting expertise among its personnel. Prior to the filing of this report, the Company has made improvements in its internal controls system, including the engagement of third-party accountants to assist with technical accounting issues and to perform a review function on the Company’s financial reporting processes. However, given the current size and nature of its operations, the Company believes it is cost prohibitive to implement significant new control procedures with additional staff at this time. The Company intends to strengthen the nature of top level controls through more in-depth review processes including those performed by a third party accounting firm.

ITEM 8B — OTHER INFORMATION

There have been no events required to be reported by this Item 8B.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David G. Williams	56	President, CEO, and Director

John D. “J.D.” Rottweiler	61	Secretary, CFO, and Director

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

Board Meetings and Committees

During the fiscal year ended April 30, 2005, the Board of Directors met on a weekly basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2005 and 2004. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David G. Williams	2005	175,000(1)	-0-	-0-	-0-	-0-	-0-	7,362 (2)
President and CEO	2004	175,000(1)	-0-	-0-	170,000	-0-	-0-	2,927 (2)

John D. Rottweiler	2005	125,000(1)	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and CFO	2004	125,000(1)	-0-	-0-	170,000	-0-	-0-	-0-

(1)	Some amounts accrued but not paid during the fiscal year.

(2)	Represents payments received pursuant to a royalty agreement. Mr. Williams also received certain payments pursuant to contractual agreement for various equipment leases.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 27, 2006, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK
Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	David G. Williams	9,268,255 (3)	27%

Common Stock	John D. Rottweiler	4,475,658	13%

Common Stock	All officers and directors as a group (2 persons)	13,743,913 (3)	40%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Humatech, Inc., 1959 South Val Vista Drive, Suite 130, Mesa, Arizona 85204.

(2)	Based on 34,304,848 shares outstanding as of March 2, 2006.

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

As of April 30, 2005 and 2004, total cumulative amounts unpaid under these agreements are as follows:

	2005	2004
Officer compensation	$263,578	$122,948
Royalty Fees	-	-
	$263,578	$122,948

Humatech, Ltd.

We own an interest in an entity that primarily distributes our products in the United Kingdom. We formed this entity, Humatech, Ltd., as a joint venture with one of our United Kingdom distributors. We owned approximately 19% and 36% of this entity at April 30, 2005 and 2004, respectively. During the year ended April 30, 2005, we sold a portion of its investment for $20,000, resulting in a gain of $20,000 on the sale of this investment. We currently account for this investment using the cost basis as our ownership percentage has been reduced below 20%.

RAMMSCO, Inc.

We purchase certain raw materials from RAMMSCO, Inc., an entity owned by our President and Chief Financial Officer. We made purchases of $23,058 and $13,429 from this entity in the years ended April 30, 2005 and 2004, respectively. Additionally, we lease our Albuquerque, New Mexico property from this entity whereby we paid $12,100 and $13,896 during the years ended April 30, 2005 and 2004, respectively. This lease, which expires April 30, 2006, calls for monthly lease payments of $1100 per month, with the lease term extending on a month-to-month basis thereafter.

ITEM 13 — EXHIBITS

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

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

.Audit Fees

The aggregate fees billed in each of the fiscal years ended April 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $38,885 and $32,562, respectively.

Audit - Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2005 and 2004.

Tax Fees

For the fiscal years ended April 30, 2005 and, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2006	Humatech, Inc.

/s/ David G. Williams
By: David G. Williams
Its: Chairman, President, CEO, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 5, 2006	/s/ David G. Williams
By: David G. Williams
Its: Chairman, President, CEO, and Director

Dated: May 5, 2006	/s/ John D. Rottweiler
By: John D. Rottweiler
Its: Secretary, Chief Financial Officer, and Director

HUMATECH, INC.

Financial Statements as of
April 30, 2005
And Report of Independent Registered
Public Accounting Firm

HUMATECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of
Directors of Humatech, Inc.:

We have audited the accompanying balance sheet of Humatech, Inc. as of April 30, 2005 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humatech, Inc. as of April 30, 2005 and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continued to incur operating losses and incurred a net loss of $1,031,686 for the year ended April 30, 2005. The Company has a working capital deficit of $786,900 at April 30, 2005. In addition, the Company has not yet generated significant revenue needed to achieve management’s plans and support its operations and there is no assurance that the Company will be able to generate such volume or raise financing sufficient to cover cash flow deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EPSTEIN WEBER & CONOVER, P.L.C.

   Scottsdale, Arizona
April 27, 2006

HUMATECH, INC.
BALANCE SHEET
APRIL 30, 2005

Assets
Cash	$166
Accounts receivable	38,886
Inventories	2,708
Prepaid expenses and other assets	11,554
Total current assets	53,314

Property and equipment, net	247,264
Total assets	$300,578

Liabilities and Stockholders' Equity

Accounts payable	$286,839
Accrued liabilities	109,548
Due to affiliates	39,500
Notes payable - current portion	147,969
Due to officers	256,358
Total current liabilities	840,214

Notes payable (net of discount of $208,647)	429,867
Capital lease obligation	1,378
Total liabilities	1,271,459

Common stock, no par value, 50,000,000 shares authorized, 33,862,348 shares issued and outstanding	8,307,831
Paid in capital	1,634,846
Accumulated deficit	(10,913,558)
Total stockholders' deficit	(970,881)
Total liabilities and stockholders' deficit	$300,578

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
STATEMENTS OF OPERATIONS

	Year ended April 30,
	2005	2004

Net revenues	$720,765	$275,918
Cost of goods sold	524,905	314,992
Gross profit/(loss)	195,860	(39,074)

Operating expenses:
General and administrative expenses	1,060,173	1,416,073
Sales and marketing expenses	24,689	162,721
Research and development	224	12,447
Depreciation and amortization	6,353	3,135
Total operating expenses	1,091,439	1,594,376
Operating loss	(895,579)	(1,633,450)

Other income (expense):
Interest expense and other financing costs	(156,107)	(253,139)
Gain on sale of asset	20,000	7,000
Total other expense	(136,107)	(246,139)

Loss before income taxes	(1,031,686)	(1,879,589)
Income tax provision	-	-
Net loss	$(1,031,686)	$(1,879,589)

Net loss per share:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding:
Basic	31,913,472	23,015,785
Diluted	31,913,472	23,015,785

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at April 30, 2003	18,294,733	$5,457,326	$1,083,607	$(8,002,283)	$(1,461,350)

Common stock issued for consulting and employee services	3,415,000	578,650			578,650

Common stock issued for accrued officers' salary	7,698,658	1,604,042			1,604,042

Common stock issued for cash	280,882	70,000			70,000

Imputed value of beneficial conversion feature of debt			227,244		227,244

Imputed value of common stock warrants granted			80,147		80,147

Net loss				(1,879,589)	(1,879,589)

Balances at April 30, 2004	29,689,273	7,710,018	1,390,998	(9,881,872)	(780,856)

Common stock issued for consulting and employee services	2,039,112	353,500			353,500

Common stock issued for cash	545,833	85,500			85,500

Common stock issued for conversion of note payable	1,588,130	158,813			158,813

Imputed value of beneficial conversion feature of debt			152,623		152,623

Imputed value of common stock warrants granted			91,225		91,225

Net loss				(1,031,686)	(1,031,686)

Balances at April 30, 2005	33,862,348	$8,307,831	$1,634,846	$(10,913,558)	$(970,881)

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2005	2004
Cash flows from operating activities:

Net loss	$(1,031,686)	$(1,879,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on disposition of assets	-	(7,000)
Gain on sale of investment in unconsolidated entity	(20,000)	-
Depreciation and amortization	51,517	45,592
Issuance of common stock as compensation for services	353,500	578,650
Amortization of beneficial conversion feature of debt and related warrants	102,553	232,039
Provision for uncollectible accounts	(20,167)	-
Value of common stock warrants granted to consultants	-	8,000
Changes in assets and liabilities:
Trade and other accounts receivable	(1,782)	26,587
Inventories	38,766	10,272
Prepaid and other current assets	(10,946)	587
Due to/from affiliates	(4,385)	(19,374)
Accounts payable	73,686	90,049
Accrued liabilities	43,392	61,203
Due to officers	133,410	292,092
Customer deposits	-	(51,580)
Deferred revenue	(8,094)	8,094
Net cash used in operating activities	(300,236)	(604,379)

Cash flows from investing activities:
Proceeds on sale of equipment	-	7,000
Proceeds from sale of investment in unconsolidated entity	20,000	-
Purchases of equipment	(53,427)	(2,500)
Net cash provided by (used in) investing activities	(33,427)	4,500

Cash flows from financing activities:
Principal repayments on notes payable and capital leases	(69,656)	(32,359)
Proceeds from issuances of debt	316,750	356,763
Proceeds from sale of common stock	85,500	70,000
Net cash provided by financing activities	332,594	394,404

Decrease in cash	(1,069)	(205,475)

Cash, beginning of year	1,235	206,710

Cash, end of year	$166	$1,235

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
STATEMENTS OF CASH FLOWS (continued)

	Year ended April 30,
	2005	2004
Supplemental cash flow info:

Cash paid for interest	$12,826	$10,544

Cash paid for income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:

Imputed value of beneficial conversion feature and warrants issued with debt	$243,848	$307,391

Issuance of common stock upon conversion of note payable	$158,813	$-

Capital equipment and vehicle acquired with debt	$99,293	$75,209

Company debt assumed by officer and offset by amounts due to the officer	$-	$336,000

The accompanying notes are an integral part of these financial statements.

Note 1:  Organization and Basis of Presentation

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

Note 2:  Summary of Significant Accounting Policies

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At April 30, 2004, cash deposits did not exceeded those insured limits.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $51,517 and $45,592 for the years ended April 30, 2004 and 2003 respectively.

Revenue recognition: The Company recognizes revenue when product is shipped FOB shipping point and collection is reasonably assured. Until November 1, 2004, sales, and the associated cost of sales, to the Company’s equity investee in the United Kingdom were not recognized until the product had been sold and shipped to third party customers. Effective as of November 1, 2004, the Company no longer defers such recognition of sales and related cost of sales. See Note 4.

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $16,953 and $9,932 for the years ended April 30, 2005 and 2004, respectively.

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

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, capital lease obligations and notes payable. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The capital lease obligation approximates fair value because the principal amount the obligation was determined based on the fair value of the underlying assets and the Company estimated incremental borrowing rate. The bank notes payable relate to vehicle loans and are considered to approximate fair value. The notes payable to individuals approximate fair value after discounting the notes as required for the convertible instruments involved. The fair value of the note payable to affiliate cannot be determined because of the related party nature of that instrument. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies m ay have a material effect on the estimates of fair values.

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

Debt Discount: The Company has issued convertible instruments, many of which contained detachable warrants. Under such arrangements, the Company allocates the proceeds received to the warrants and the convertible debt based on their estimated fair values. The effective conversion price is then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists. The value assigned to the warrants and the beneficial conversion feature give rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument.

Recently Issued Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R will be effective for fiscal years beginning after April 30, 2006 and allows for several alternative transition methods. The Company is currently evaluating the effects of adoption of this pronouncement.

Impairment of Long-Lived Assets: Long-lived assets are assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Note 3:  Balance Sheet Information

The Company’s entire inventory consisted of finished goods inventory which is produced by the Company’s manufacturing plant using raw materials, substantially all of which are purchased from an affiliated entity.

The following table sets forth additional balance sheet information at April 30, 2005:

Property and equipment, net:
Manufacturing equipment	$338,467
Leasehold improvements	23,742
Furniture and fixtures	15,416
Vehicles	92,610
Total	470,235
Less: accumulated depreciaton	(222,971)
Total, net	$247,264

Accrued expenses:
Accrued payroll, including payroll taxes payable	$47,893
Accrued interest	54,775
Other liabilities	6,880
Total	$109,548

Note 4:  Equity Investee

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 19% and 36% of this entity at April 30, 2005 and 2004, respectively. During fiscal 2004, the Company accounted for its investment under the equity method. The Company made no monetary investment in Humatech, Ltd. Humatech, Ltd has incurred net losses since inception. However, the Company’s portion of the net losses of Humatech, Ltd. were not reflected in the accompanying statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero. Also, the Company had deferred recognition of sales and related cost of sales on product sold to Humatech, Ltd. until product had been sold and shipped to a third party customer. During fiscal 2005, the Company’s ownership of Humatech, Ltd. was reduced to less than twenty percent; as such, the Company now accounts for its investment in Humatech, Ltd, under the cost method. In addition, effective as of November 1, 2004, the Company no longer defers recognition of sales and related cost of sales made to Humatech, Ltd.

During the year ended April 30, 2005, the Company sold a portion of its investment for $20,000. Because the Company’s carrying value was $0, the Company recognized a gain of $20,000 on the sale of this investment.

Note 5:  Notes Payable

Notes payable at April 30, 2005, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $201,650. Monthly installments of principal and interest of $5,703 with maturities between fiscal 2006 andfiscal 2008. Interest rates from 6.3% to 14.3% per annum. Collateralized by vehicles and equipment.	$117,283

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
150,000

Various convertible notes - see details in table below.	464,200

Note payable to individual. This unsecured note bears interest at 10% per annum and is due in June 2005.	55,000
Totals	786,483
Less discount on convertible debt	(208,647)
Less current portion	(147,969)
Long-term portion	$429,867

The Company has several convertible notes outstanding, many of which were issued together with detachable warrants. The conversion features and allocation of a portion of the proceeds to the warrants gave rise to the recognition of a debt discount on each of these notes. These debt discounts are recognized on a straight-line basis over the respective life of each of note. The following table sets forth specifics with respect to the convertible notes outstanding at April 30, 2005:

Counterparty	Loan Amount	Interest Rate	Maturity Date	Conversion Price	Warrants Issued	Warrant Exercise Price	Warrant Maturity Date	Debt Discount at Inception	Debt Balance at April 30, 2005
Related party	$154,313	7%	8/1/2005	$0.10	n/a	n/a	n/a	$154,313	$-
Individual	10,000	8%	12/15/2008	0.17	58,824	$0.19	12/15/2008	9,088	10,000
Individual	12,750	8%	1/20/2009	0.17	75,000	0.19	1/20/2009	7,695	12,750
Individual	10,000	10%	1/22/2006	0.20	10,000	0.20	1/22/2009	1,180	10,000
Individual	8,000	10%	1/22/2006	0.20	8,000	0.20	1/22/2009	944	8,000
Individual	10,000	8%	2/26/2009	0.10	13,333	0.15	2/26/2009	2,228	10,000
Individual	100,000	24%	3/12/2006	0.20	500,000	0.50	3/12/2009	41,100	100,000
Individual	26,700	10%	3/25/2007	0.17	31,412	0.21	3/25/2009	3,898	26,700
Individual	38,000	10%	4/15/2007	0.10	58,462	0.13	4/15/2009	6,103	38,000
Related party	26,000	8%	5/7/2009	0.10	52,000	0.10	6/30/2009	19,240	26,000
Individual	50,000	10%	5/12/2009	0.10	66,666	0.15	5/17/2009	29,666	50,000
Individual	20,000	8%	6/18/2009	0.10	26,666	0.15	6/18/2009	20,000	20,000
Individual	28,750	10%	8/2/2007	0.10	57,500	0.13	8/2/2009	28,750	28,750
Individual	10,000	10%	8/25/2007	0.20	10,000	0.20	8/25/2009	1,300	10,000
Individual	35,000	8%	11/3/2009	0.10	70,000	0.10	11/3/2009	35,000	35,000
Individual	70,000	8%	1/21/2007	0.07	200,000	0.13	1/21/2008	67,143	70,000
Related party	9,000	8%	2/14/2008	0.03	90,000	0.10	2/14/2011	9,000	9,000
									$464,200

The following table sets forth principal maturities for the years ended April 30:

2006	$147,969
2007	275,920
2008	48,844
2009	32,750
2010	131,000
Thereafter	150,000
$786,483

Note 6:  Provision for Income Taxes

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

At April 30, 2005 the Company has unused federal net operating losses of $9,315,000 expiring from 2012 through 2024. The Company may utilize the unavailable net operating loss carryforwards upon generating taxable income.

Income taxes for years ended April 30, is summarized as follows:

	2005	2004

Current provision (benefit)	$(307,401)	$(751,836)
Deferred provision	307,401	751,836
Net income tax (benefit) provision	$-	$-

The following table summarizes differences between the effective and statutory income tax rates for years ended April 30:

	2005		2004
	Amount	Percent	Amount	Percent

Federal statutory rates	$(350,773)	34%	$(639,060)	34%
State income taxes	(61,901)	6%	(112,775)	6%
Valuation allowance	370,055	(36)%	72,000	(4)%
Other (permanent differences)	42,620	(4)%	679,835	(36)%
Effective rate	$-	0%	$-	0%

The permanent differences in the year ended April 30, 2004, relate primarily to differences in accounting for the value of stock compensation for income tax purposes.

Deferred tax assets totaling approximately $3,656,000 existing at April 30, 2005 relate to net operating loss carryforwards and other timing differences and are fully offset by a valuation allowance due to the uncertainty of future realization of such assets.

Note 7:  Leases

Operating Leases

The Company is a lessee to certain operating leases during the years ended April 30, 2005 and 2004 as follows:

•	A lease for facilities in Houston that expired in July 2003
•	A lease for office space in Mesa, Arizona expiring in July 2006.
•	A lease for real property located in Albuquerque, New Mexico from an entity owned by its President and Chief Financial Officer.

Rent expense under these leases totaled $33,998 and $42,838 for the year ended April 30, 2005 and 2004, respectively, of which $12,100 and $13,896 were paid to related parties, respectively.

Future minimum annual lease payments under the operating lease agreements are as follows for years ended April 30:

2006	$31,354
2007	4,538
Thereafter	-
Total	$35,892

Capital Leases

The Company leases certain equipment under capital leases that expire through 2008. At April 30, 2005, there were future minimum lease payments, excluding interest, of $1,358 that is reflected as a liability in the Company’s balance sheet.

Note 8:  Stockholders’ Equity

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services. The Company issued 2,039,112 and 3,415,000 shares of common stock to employees and consultants valued at $353,500 and $578,650 during the years ended April 30, 2005 and 2004, respectively.

Common Stock Issued as Payment for Obligations

In the year ended April 30, 2004, the Company granted 7,698,658 shares of its common stock to two of the Company’s officers as payment of accrued compensation. The value of the shares of approximately $0.21 was based on the trading value of the stock at the dates on which the agreements were entered into to grant the shares as payment for $1,604,042 in accrued compensation.

Other

The Company also raised capital by offering shares of its common stock to investors. The Company issued 545,833 and 280,882 shares of its common stock for $85,500 and $70,000 in the years ended April 30, 2005 and 2004, respectively.

The Company periodically grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities is expensed when granted. The Company did not grant any options to nonemployees during the fiscal years ended April 30, 2005 and 2004.

Note 9:  Commitments and Contingencies

As discussed in Note 5, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through April 30, 2005.

On or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission against the Company and its Chief Executive Officer and Chief Financial Officer. The lawsuit alleges that the defendants violated various securities laws in the way the Company reported its assets, sales, and revenues related to its business dealings with Humatech, Ltd., a United Kingdom company, and in the way it corrected these alleged violations. The Company and its CEO and CFO have negotiated the terms of an agreement in principal to settle this matter with the Securities and Exchange Commission, but no settlement can be finalized until the Company is current in its reporting requirements under the Securities Exchange Act of 1934 and the terms of the settlement have been approved by the Commissioners.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. The Company recorded royalty expense of $7,361 and $2,389 in the years ended April 30, 2005 and 2004, respectively, related to this agreement.

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

Note 10:  Net Loss per share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Warrants and options to purchase 2,339,363 and 2,813,501 shares of common stock were excluded from the calculation for the year ended April 30, 2005 and 2004, respectively, as the inclusion of such options and warrants would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations for the years ended April 30:

	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share

Basic earnings per share:
Income available to common stockholders	$(1,031,686)	31,913,472	$(0.03)	$(1,879,589)	23,015,785	$(0.08)

Effect of dilutive securities		N/A			N/A

Diluted earnings per share:	$(1,031,686)	31,913,472	$(0.03)	$(1,879,589)	23,015,785	$(0.08)

Note 11:  Related Party Transactions

The Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. See Note 9. The Company also leases real property located in Albuquerque, New Mexico from an entity owned by its President and Chief Financial Officer. See Note 7.

The Company has accrued salaries to its President and Chief Financial Officer. At April 30, 2005, the total amount accrued and unpaid compensation due to these officers was $260,069. During the year ended April 30, 2004, the Company granted 7,698,658 shares of common stock as payment for $1,604,042 in accrued compensation.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The $39,500 advance remains outstanding at April 30, 2005. The Company also purchases certain of its raw materials from this entity. The Company made purchases of $23,058 and $13,429 from this entity in the years ended April 30, 2005 and 2004, respectively. Additionally, the Company leases its Albuquerque, New Mexico property from this entity and pays monthly rent of $1100 per month.

The Company borrowed $154,313 from an entity owned by a family member of the Company’s President on August 1, 2003. The loan grants the related entity the option to convert any unpaid principal and interest into shares of the Company’s common stock at $.10 per share any time during the loan period ending August 30, 2005. This note, together with $4,400 of accrued interest, was converted into common stock during the year ended April 30, 2005.

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

Note 12:  Concentrations of Credit Risk

The Company maintains cash balances at banks in Texas. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2005, the Company had uninsured bank balances of $0.

Approximately 73% of the Company’s sales in the year ended April 30, 2005 were to one customer. Two customers accounted for approximately 96% of the Company’s outstanding accounts receivable at April 30, 2005.

Note 13:  Stock-based Compensation

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

Subsequent to April 30, 2004, the Company’s board of directors approved the 2004 Stock Grant and Option Plan. The 2004 provides for up to 6,000,000 shares of common stock to be provided for direct grant or under options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended April 30:

	2005	2004
Dividend yield	None	None
Volatility	60.58%	60.58%
Risk free interest rate	4.15%	4.15%
Expected asset life	5 years	5 years

The summary of activity for the Company's stock options is presented below:

	2005		2004
		Weighted Average Exercise Price		Weighted Average Exercise Price

Options outstanding at beginning of year	1,027,220	$0.81	1,882,220	$0.89
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Terminated/Expired	(622,220)	$0.71	(855,000)	$0.98
Options outstanding at end of year	405,000	$0.97	1,027,220	$0.81

Options exercisable at end of year	405,000	$0.97	1,027,220	$0.81

Price per share of options outstanding	$0.43 - $1.10		$0.43 - $1.25

Weighted average remaining contractual lives	1.91 years		1.65 years

Note 14:  Common Stock Warrants

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2005		2004
		Weighted Average Exercise Price		Weighted Average Exercise Price

Warrants outstanding at beginning of year	1,786,281	$2.47	1,375,000	$3.50
Granted	491,832	$0.13	755,031	$0.39
Exercised	-	$-	-	$-
Terminated/Expired	(343,750)	$3.00	(343,750)	$2.00
Warrants outstanding at end of year	1,934,363	$1.78	1,786,281	$2.47

Warrants exercisable at end of year	1,934,363	$1.78	1,786,281	$2.47

Price per share of warrants outstanding	$0.10 - $5.00		$0.13 - $5.00

Weighted average remaining contractual lives	2.72 years		2.81 years

Note 15:  Business Segments

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues
	2005	2004
United States	$443,130	$237,860
Europe	188,085	38,058
Asia	89,550	-
Total	$720,765	$275,918

* * * * * *