Form 10QSB
period 2005-07-31
HUMATECH INC
filed 2006-06-16
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 12, 2006, there were 35,091,848 shares of common stock, no par value, issued and shares outstanding.

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

HUMATECH, INC.
BALANCE SHEET
JULY 31, 2005
(unaudited)

Assets

Cash	$1,184
Accounts receivable	92,417
Prepaid expenses and other assets	13,309
Total current assets	106,910

Property and equipment, net	247,029
Total assets	$353,939

Liabilities and Stockholders' Deficit

Accounts payable	$318,964
Accrued liabilities	161,490
Due to affiliates	52,760
Notes payable - current portion	122,845
Due to officers	335,782
Total current liabilities	991,841

Notes payable (net of discount of $185,286)	454,562
Total liabilities	1,446,403

Common stock, no par value, 50,000,000 shares authorized, 34,012,348 shares issued and outstanding	8,316,831
Paid in capital	1,634,846
Accumulated deficit	(11,044,141)
Total stockholders' deficit	(1,092,464)
Total liabilities and stockholders' deficit	$353,939

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended July 31,
	2005	2004

Net revenues	$368,012	$55,341
Cost of goods sold	246,148	76,786
Gross profit (loss)	121,864	(21,445)

Operating expenses:
General and administrative expenses	204,771	210,846
Sales and marketing expenses	6,471	966
Depreciation and amortization	453	813
Total operating expenses	211,695	212,625
Operating loss	(89,831)	(234,070)
Other income (expense):
Interest expense and other financing costs	(40,752)	(62,278)
Other income (expense)	-	10,000
Total other income (expense)	(40,752)	(52,278)

Loss before income taxes	(130,583)	(286,348)
Income tax provision	-	-
Net loss	$(130,583)	$(286,348)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	34,012,348	29,803,559
Diluted	34,012,348	29,803,559

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended July 31,
	2005	2004
Cash flows from operating activities:

Net loss	$(130,583)	$(286,348)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,249	11,455
Issuance of common stock as compensation for services	9,000	54,000
Amortization of beneficial conversion feature of debt and related warrants	23,361	46,908
Provision for uncollectible accounts	-	(10,000)
Changes in assets and liabilities:
Accounts receivable	(53,531)	921
Inventories	2,708	(1,678)
Prepaid expenses and other current assets	(1,755)	208
Employee advances	-	(3,970)
Due to affiliates	13,260	4,065
Accounts payable	32,125	(34,031)
Accrued liabilities	51,942	59,871
Due to officers	79,424	55,020
Deferred revenue	-	(2,665)
Net cash provided by (used in) operating activities	38,200	(106,244)

Cash flows from investing activities:
Purchases of equipment	(12,014)	(1,244)
Net cash used in investing activities	(12,014)	(1,244)

Cash flows from financing activities:
Principal repayments on notes payable and capital leases	(25,168)	(2,747)
Proceeds from issuances of debt	-	109,000
Net cash provided by (used in) financing activities	(25,168)	106,253

Decrease in cash	1,018	(1,235)

Cash, beginning of period	166	1,235

Cash, end of period	$1,184	$-

Supplemental cash flow information:
Cash paid for interest	$1,749	$860
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash financing and investing activities:
Imputed value of common stock warrants issued with debt	$-	$13,060
Imputed value of beneficial conversion feature of debt issued	$-	$42,800

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1:	Organization and Basis of Presentation

Humatech, Inc. (the “Company”), produces and distributes humate-based trace element animal feed products and fertilizers. The Company’s products are sold to agriculture products’ dealers/distributors, retail customers as well as livestock feedlot operators, ranchers and other agricultural customers both domestically and internationally.

The accompanying unaudited financial statements as of July 31, 2005 and for the three months ended July 31, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of April 30, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended April 30, 2005.

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

Note 2:	Balance Sheet Information

Additional balance sheet information is as follows at July 31, 2005:

Property and equipment, net:
Manufacturing equipment	$374,224
Furniture and fixtures	17,116
Vehicles	90,910
Total	482,250
Less: accumulated depreciation	(235,221)
Total, net	$247,029

Accrued expenses:
Payroll taxes payable	$54,593
Accrued interest	70,417
Other	36,480
Total	$161,490

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 3:	Notes Payable

Notes payable at July 31, 2005, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $201,650. Monthly installments of principal and interest of $5,703 with maturities between fiscal 2006 and fiscal 2008. Interest rates from 6.3% to 14.3% per annum. Collateralized by vehicles and equipment.	$93,493

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At July 31, 2005, there had not yet been any sales of this product.
150,000

Various convertible notes - see details in table below.	464,200

Note payable to individual. This unsecured note bears interest at 10% per annum and was due in June 2005.	55,000
Totals	762,693
Less discount on convertible debt	(185,286)
Less current portion	(122,845)
Long-term portion	$454,562

The Company has several convertible notes outstanding, many of which were issued together with detachable warrants. The conversion features and allocation of a portion of the proceeds to the warrants gave rise to the recognition of a debt discount on each of these notes. These debt discounts are recognized on a straight-line basis over the respective life of each of note. The following table sets forth specifics with respect to the convertible notes outstanding at July 31, 2005:

Counterparty	Loan Amount	Interest Rate	Maturity Date	Conversion Price	Warrants Issued	Warrant Exercise Price	Warrant Maturity Date	Debt Discount at Inception	Debt Balance at July 31, 2005
Related party	$154,313	7%	8/1/2005	$0.10	n/a	n/a	n/a	$154,313	$-
Individual	10,000	8%	12/15/2008	0.17	58,824	$0.19	12/15/2008	9,088	10,000
Individual	12,750	8%	1/20/2009	0.17	75,000	0.19	1/20/2009	7,695	12,750
Individual	10,000	10%	1/22/2006	0.20	10,000	0.20	1/22/2009	1,180	10,000
Individual	8,000	10%	1/22/2006	0.20	8,000	0.20	1/22/2009	944	8,000
Individual	10,000	8%	2/26/2009	0.10	13,333	0.15	2/26/2009	2,228	10,000
Individual	100,000	24%	3/12/2006	0.20	500,000	0.50	3/12/2009	41,100	100,000
Individual	26,700	10%	3/25/2007	0.17	31,412	0.21	3/25/2009	3,898	26,700
Individual	38,000	10%	4/15/2007	0.10	58,462	0.13	4/15/2009	6,103	38,000
Related party	26,000	8%	5/7/2009	0.10	52,000	0.10	6/30/2009	19,240	26,000
Individual	50,000	10%	5/12/2009	0.10	66,666	0.15	5/17/2009	29,666	50,000
Individual	20,000	8%	6/18/2009	0.10	26,666	0.15	6/18/2009	20,000	20,000
Individual	28,750	10%	8/2/2007	0.10	57,500	0.13	8/2/2009	28,750	28,750
Individual	10,000	10%	8/25/2007	0.20	10,000	0.20	8/25/2009	1,300	10,000
Individual	35,000	8%	11/3/2009	0.10	70,000	0.10	11/3/2009	35,000	35,000
Individual	70,000	8%	1/21/2007	0.07	200,000	0.13	1/21/2008	67,143	70,000
Related party	9,000	8%	2/14/2008	0.03	90,000	0.10	2/14/2011	9,000	9,000
									$464,200

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Future maturities of long-term debt are as follows:

Year ended April 30,
2006	$120,180
2007	279,920
2008	48,843
2009	32,750
2010	131,000
Thereafter	150,000
Total	$762,693

Note 4:	Stockholders’ Deficit

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on the shares were granted. During the three months ended July 31, 2005, the Company issued 150,000 shares of common stock valued at $9,000. The Company granted 200,000 shares of common stock to a consultant valued at $54,000 during the three months ended July 31, 2004.

There were no other equity instruments granted in the three months ended July 31, 2005.

Note 5:	Commitments and Contingencies

Royalty Agreements

As discussed in Note 3, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through July 31, 2005.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $3,680 and $556 in the three months ended July 31, 2005 and 2004, respectively.

Litigation

On or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission against Humatech, Inc., David G. Williams, the Company’s Chief Executive Officer and a Director, and John D. Rottweiler, the Company’s Chief Financial Officer, Secretary, and a Director, in The United States District Court for the Southern District of Texas, Houston Division, as Civil Action No. H-05-0665. The lawsuit alleges that the Company, along with Mr. Williams and Mr. Rottweiler, violated various securities laws in the way the Company reported its assets, sales, and revenues related to its business dealings with Humatech, Ltd., a United Kingdom company, and in the way it corrected these alleged violations. The Civil Complaint seeks to enjoin the Company, Mr. Williams, and Mr. Rottweiler from violating any of the provisions of law listed in the Civil Complaint, as well as seeks to have Mr. Williams and Mr. Rottweiler disgorge any ill-gotten gains, pay civil penalties, and bar them from serving as an officer or director of a publicly traded company. The Company has negotiated the terms of an agreement in principal to settle this matter with the Securities and Exchange Commission, but no settlement can be finalized until the Company is current in its reporting requirements under the Securities Exchange Act of 1934 and the terms of the settlement have been approved by the Commissioners.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Operating Leases

The Company incurred rent expense of $7,838 in each of the three months ended July 31, 2005 and 2004 of which $3,300 was paid to related parties.

Future minimum annual lease payments under the operating lease agreements are as follows for years ended April 30:

2006	$23,515
2007	4,538
Thereafter	-
Total	$28,053

Note 6:	Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. As the company incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Three months ended July 31,
	2005	2004
Options and warrants	2,339,363	2,813,501
Convertible debt	4,860,542	2,415,828
	7,199,905	5,229,329

Note 7:	Related Party Transactions

As discussed in Note 5, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $3,680 and $556 in the three months ended July 31, 2005 and 2004, respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At July 31, 2005, the total amount accrued and unpaid compensation due to these officers was $335,782.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at July 31, 2005. The Company made purchases of $49,520 and $4,293 from this entity in the three months ended July 31, 2005 and 2004, respectively.

In October 2000, David Williams, the Company’s President and Director, personally loaned Humatech Ltd. $99,800 in order to help provide Humatech Ltd. with required working capital. The Company is not a party to the loan between Mr. Williams and Humatech Ltd, and no recourse exists between the parties to the loan and Humatech, Inc.

Under the terms of the loan, the principal and interest is due from Humatech Ltd. to Mr. Williams and is payable upon demand   In order to avoid the excessive costs that would have been incurred due to wire transfer fees, currency conversion rates, and money market fluctuations between the US Dollar and the British Pound Sterling, Mr. Williams deposited the $99,800 directly into the Company’s bank account rather than sending the proceeds to Humatech, Ltd. in the UK, and having the funds subsequently forwarded by Humatech, Ltd. onto the Company. All the proceeds of the loan were used to pay for product sold by the Company to Humatech Ltd. Under the equity method of accounting which was required, these payments could not be listed as sales to Humatech Ltd, our distributor in the UK, until Humatech Ltd. had sold the product to third party customers; which when verified allowed Humatech Inc. to classify this prepayment as sales income.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 8:	Concentrations

Approximately 91% and 84% of the Company’s sales in the three months ended July 31, 2005 and July 31, 2004 were to two and one customers, respectively. Approximately 98% and 76% of the accounts receivable balance at July 31, 2005 and July 31, 2004 were comprised of balances due from these customers.

Note 9:	Reportable Segments

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

	Three Months Ended July 31,
	2005	2004

United States	$289,815	$55,341
Europe	78,197	-
Total	$368,012	$55,341

* * * * * *

ITEM 2	Managements Discussion and Analysis or Plan of Operation

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

We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Our animal feed products are sold primarily directly to end-users and account for the majority of our sales.

We also manufacture and distribute organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) mass merchandisers and independent nurseries in the retail lawn and garden market. Our fertilizer products are sold primarily through distributors, and are currently available in a small number of retail chain stores on a trial basis.

Qualified Report of Our Independent Certified Public Accountants

Since inception, the Company has generated negative operating cash flows and has a history of working capital deficits and retained earnings deficits. Therefore, the Company’s auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit opinion for the year ended April 30, 2005. Management believes that it can maintain its status as a going concern based on expected future positive operating cash flows and, to a lesser extent, cash flows from debt and or equity transactions.

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Results of Operations

Introduction

During 2005 and the first quarter of fiscal 2006, we focused the growth of our business around our animal feed supplement products. These products have generated significant increases in net revenues both internationally and domestically. We believe we have a competitive advantage with respect to these products and expect to see continued revenue growth in the future as we expand our sales, production and distribution infrastructure.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended July 31, 2005	Quarter ended July 31, 2004	Percentage Change

Net Revenues	$368,012	$55,341	565%
Cost of Goods Sold	246,148	76,786	221%
Gross profit/(loss)	121,864	(21,445)	668%

Our revenues increased for the quarter ended July 31, 2004 compared to the same quarter one year ago due to revenues generated by sales of our animal feed supplements in the United States and United Kingdom.. Our cost of goods also increased in order to produce the additional animal feed and fertilizer sold in both the United States and the United Kingdom. However, our cost of sales decreased as a percentage of revenues because our cost to produce animal feed and fertilizer decreases with the higher volume of product we produce. We also have made improvements to our manufacturing line which has yielded production efficiencies.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Quarter ended July 31, 2005	Quarter ended July 31, 2004	Percentage Change

Total operating expenses	$211,695	$212,625	(0%)
Operating loss	(89,831)	(234,070)	(62%)
Total other income (expense)	(40,752)	(52,278)	(22%)
Net loss	$(130,583)	$(286,348)	(54%)

Total operating expenses were largely consistent between the quarter ended July 2005 and 2004, despite a significant increase in revenues. Operating expenses consist primarily of officer and administrative salaries, legal and professional fees and rent, utilities and insurance which are, to a large extent, fixed in nature. Our operating loss decreased primarily due to our increase in gross profit as described above. Other income (expense) consists primarily of interest expense, a portion of which is related to non-cash expense associated with the beneficial conversion features attributable to our convertible notes. The expense associated with beneficial conversion features were higher in the quarter ended July 2004 as compared to 2005 based on the timing of such loans and their associated expense recognition.

Liquidity and Capital Resources

Introduction

As of the end of this quarter we had cash of $1,184 and accounts receivable of $92,417. Our total liabilities as of July 31, 2005 were $1,446,403, consisting primarily of accounts payable, amounts due to our officers, and notes payable, accounting for approximately 22%, 23% and 40% of our total liabilities, respectively. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future. However, there can be no assurances that such sources will be available to us or, if available, at prices attractive to us.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior quarter were:

	July 31, 2005	April 30, 2005	Change
Cash	$1,184	$166	$1,018
Current assets	106,910	53,314	53,596
Total assets	353,939	300,578	53,361
Current liabilities	991,841	841,592	150,249
Total liabilities	1,446,403	1,271,459	174,944

Cash Requirements

Our cash requirements consist of funding of operating expenses, including inventory purchases, payroll and general and administrative expenses, equipment purchases to enhance and/or replenish our manufacturing capabilities, interest and debt repayments.

Sources and Uses of Cash

For the three months ended July 31, 2005 and 2004, our net cash flows provided by (used in) operating activities were $38,200 and ($106,244), respectively. During the quarter ended July 31, 2005, although we incurred a net loss of $130,583, such loss included noncash expenses totaling $44,610, and we were able to increase cash flows by $124,173 through working capital and balance sheet management, resulting in positive net cash flows provided by operating activities. During the quarter ended July 31, 2004, we incurred a net loss of $286,348 which included $102,363 of net noncash expenses, and we were able to increase cash flows by $77,741 through working capital and balance sheet management. Although we have a recent trend of preserving cash through balance sheet management, we have a significant amount of liabilities which will eventually require net cash outflows to settle.

Net cash used in investing activities were $12,014 and $1,244 for the three months ended July 31, 2005 and 2004, respectively, consisting exclusively of purchases of equipment

During the three months ended July 31, 2005, we utilized a portion of our net cash flows from operating activities to repay $25,168 of notes payable and capital leases. During the three-month period ended July 31, 2004 we paid our operating expenses primarily with $109,000 from the proceeds of debt issuances.

Debt Instruments, Guarantees, and Related Covenants

We have notes payable totaling $577,407 as of July 31, 2005, net of a discount of $185,286. Of this amount, $122,845 is the current portion of the debt. None of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 3 to our financial statements.

We are a party to royalty agreements discussed in Note 5 to our financial statements. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of July 31, 2005, there have not been any revenues from that product.

We have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royalty of 1% of gross sales generated from the covered properties. In this quarter, we paid or accrued $3,680 due to him under this agreement, compared to $556 for the same quarter a year ago.

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

Stock-Based Compensation. We issue equity instruments, including common stock and stock options, to employees and consultants as consideration for services rendered. For stock-based compensation to employees, we use the intrinsic value method as permitted under generally accepted accounting principles. Because such grants are typically issued with the exercise price equal to the fair market value on grant date, there is no compensation expense. For stock based compensation to non-employees, we record expense related to the fair value of the award. The fair value is estimated based on quoted market prices for stock grants and option pricing models for option grants.

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

ITEM 3	Controls and Procedures

As indicated in Part II, Item 1, on or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission related to the way the Company has reported its assets, sales, and revenues related to our business dealings with Humatech, Ltd., a United Kingdom company, and in the way it corrected these alleged violations. While the Company has negotiated the terms of an agreement in principal to settle this matter with the Securities and Exchange Commission without admitting or denying the allegations of the Complaint, the Company acknowledges that it had deficiencies in its internal controls during the period covered by this Civil Complaint.

  The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of as of the end of the period covered by this Quarterly Report on Form 10-QSB (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s internal controls still contained control deficiencies, including a lack of segregation of duties and lack of technical accounting expertise among its personnel. Prior to the filing of this report, the Company has made improvements in its internal controls system, including the engagement of third-party accountants to assist with technical accounting issues and to perform a review function on the Company’s financial reporting processes. However, given the current size and nature of its operations, the Company believes it is cost prohibitive to implement significant new control procedures with additional staff at this time. The Company intends to strengthen the nature of top level controls through more in-depth review processes including those performed by a third party accounting firm.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2005, we issued 150,000 shares of common stock, restricted in accordance with Rule 144, to one entity for consulting services related to investor relations. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

There have been no events which are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

3.1 (1)	Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.2 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.3 (1)	Amendment to the Articles of Incorporation of Midwest Enterprise Consultants, Inc.

3.4 (6)	Amendment to the Articles of Incorporation of Humatech, Inc.

3.5 (6)	Restated Articles of Incorporation of Humatech, Inc.

3.4 (1)	Bylaws of Humatech, Inc.

4.1 (2)	Humatech, Inc. 2002 Omnibus Securities Plan

10.1 (5)	Assignment of Promissory Note and Consent Thereto.

10.2 (1)	Employment agreement by and between International Humate Fertilizer Co. and David G. Williams

10.3 (1)	Employment agreement by and between International Humate Fertilizer Co. and John D. Rottweiler

10.4 (1)	Royalty agreement by and between International Humate Fertilizer Co. and David G. Williams

10.5 (1)	Joint venture agreement for Humatech, Ltd.

10.6 (1)	Lease of Premises located in Houston, Texas.

10.7 (1)	Lease of Premises located in Katy, Texas.

10.8 (3)	Mining Minerals Purchase Agreement with RAMMSCO, Inc.

10.9 (4)	Mutual Rescission Agreement with RAMMSCO, Inc.

10.10 (6)	Lease of Premises located in Mesa, Arizona.

10.11 (6)	Lease of land in Albuquerque, New Mexico.

10.12 (7)*	Product Research, Development and Services Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 12, 2002.

(2)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on June 3, 2002.

(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on April 3, 2003

(4)	Incorporated by reference from our Current Report on Form 8-K dated July 24, 2003 and filed with the Commission on July 28, 2003.

(5)	Incorporated by reference from our Current Report on Form 8-K dated October 13, 2003 and filed with the Commission on October 28, 2003.

(6)	Incorporation by reference from our Annual Report on Form 10-KSB dated December 8, 2003 filed with the Commission on December 12, 2003.

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

Dated:	June 14, 2006		/s/ David G. Williams
		By:	David G. Williams
		Its:	President, Director, and Chief Executive Officer

Dated:	June 14, 2006		/s/ John D. Rottweiler
		By:	John D. Rottweiler
		Its:	Vice President, Director, and Chief Financial Officer