Form 10QSB
period 2005-10-31
HUMATECH INC
filed 2006-06-23
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 12, 2006, there were 34,766,848 shares of common stock, no par value, issued and shares outstanding.

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

ITEM 1 Financial Statements

HUMATECH, INC.
BALANCE SHEET
OCTOBER 31, 2005
(unaudited)

Assets

Cash	$43,327
Accounts receivable	93,267
Prepaid expenses and other assets	21,282
Total current assets	157,876

Property and equipment, net	179,790
Total assets	$337,666

Liabilities and Stockholders' Deficit

Accounts payable	$335,095
Accrued liabilities	167,022
Customer deposits	29,697
Due to affiliates	91,533
Notes payable and capital lease obligations - current portion	137,376
Due to officers	414,266
Total current liabilities	1,174,989

Notes payable and capital leases (net of discount of $196,661)	449,511
Total liabilities	1,624,500

Common stock, no par value, 50,000,000 shares authorized, 34,124,848 shares issued and outstanding	8,325,831
Paid in capital	1,673,206
Accumulated deficit	(11,285,871)
Total stockholders' deficit	(1,286,834)

Total liabilities and stockholders' deficit	$337,666

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

Net revenues	$310,639	$169,014	$678,651	$224,355
Cost of goods sold	284,814	131,564	530,962	208,350
Gross profit	25,825	37,450	147,689	16,005

Operating expenses:
General and administrative expenses	175,861	485,705	380,632	696,551
Sales and marketing expenses	3,261	6,480	9,732	7,446
Depreciation and amortization	453	4,727	906	5,540
Total operating expenses	179,575	496,912	391,270	709,537
Operating loss	(153,750)	(459,462)	(243,581)	(693,532)

Other income (expense):
Interest expense and other financing costs	(47,449)	(12,830)	(88,201)	(75,108)
Other income (expense)	(40,531)	16,367	(40,531)	26,367
Total other income (expense)	(87,980)	3,537	(128,732)	(48,741)

Loss before income taxes	(241,730)	(455,925)	(372,313)	(742,273)
Income tax provision	-	-	-	-
Net loss	$(241,730)	$(455,925)	$(372,313)	$(742,273)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	34,124,848	30,421,780	34,068,598	30,112,670
Diluted	34,124,848	30,421,780	34,068,598	30,112,670

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(372,313)	$(742,273)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of assets	51,012	-
Services received in exchange for fixed assets	14,000	-
Depreciation and amortization	24,690	22,910
Issuance of common stock as compensation for services	18,000	73,800
Amortization of beneficial conversion feature of debt and related warrants	50,346	44,645
Provision for uncollectible accounts	-	(18,700)
Changes in assets and liabilities:
Accounts receivable	(54,381)	(4,129)
Inventories	2,708	21,241
Prepaid expenses and other current assets	(9,728)	(9,699)
Due to affiliates	52,033	(1,249)
Accounts payable	48,256	1,855
Accrued liabilities	57,474	259,963
Customer deposits	29,697	-
Due to officers	157,908	40,991
Deferred revenue	-	149,034
Net cash provided by (used in) operating activities	69,702	(161,611)

Cash flows from investing activities:
Purchases of equipment	(22,228)	(10,741)
Net cash used in investing activities	(22,228)	(10,741)

Cash flows from financing activities:
Principal repayments on notes payable and capital lease obligations	(89,313)	(48,523)
Proceeds from notes payable and capital lease obligations	85,000	147,750
Proceeds from sale of common stock	-	80,000
Net cash provided by (used in) financing activities	(4,313)	179,227

Decrease in cash	43,161	6,875

Cash, beginning of period	166	1,235

Cash, end of period	$43,327	$8,110

Supplemental cash flow information:
Cash paid for interest	$5,461	$1,570
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash financing and investing activities:
Imputed value of common stock warrants issued with debt	$-	$35,784
Imputed value of beneficial conversion feature of debt issuances and embedded conversion feature of debt modifications	$38,360	$57,174

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

The accompanying unaudited financial statements as of October 31, 2005 and for the three and six months ended October 31, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of April 30, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended April 30, 2005.

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

Note 2: Balance Sheet Information

Additional balance sheet information is as follows at October 31, 2005

Property and equipment, net:
Manufacturing equipment	$309,298
Furniture and fixtures	17,116
Vehicles	90,910
Total	417,324
Less: accumulated depreciation	(237,534)
Total, net	$179,790

Accrued expenses:
Payroll taxes payable	$54,593
Accrued interest	87,169
Other	25,260
Total	$167,022

During the three months ended October 31, 2005, the Company entered into two sales of fixed assets. Under the first sale, the Company sold equipment with a net book value of $18,228 in exchange for freight services valued at $14,000 resulting in a loss of $4,228. The second transaction was a sale-leaseback that resulted in a loss of $46,784. See Note 3.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3: Notes Payable and Capital Lease Obligations

Notes payable at October 31, 2005, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $201,650. Monthly installments of principal and interest of $5,703 with maturities between fiscal 2006 and fiscal 2008. Interest rates from 6.3% to 14.3% per annum. Collateralized by vehicles and equipment.	$39,237

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At October 31, 2005, there had not yet been any sales of this product.
150,000

Capital lease for manufacturing equipment with 48 month term	47,419

Various convertible notes - see details in table below.	491,892

Note payable to individual. This unsecured note bears interest at 10% per annum and was due in June 2005.	55,000
Totals	783,548
Less discount on convertible debt	(196,661)
Less current portion	(137,376)
Long-term portion	$449,511

The Company has several convertible notes outstanding, many of which were issued together with detachable warrants. The conversion features and allocation of a portion of the proceeds to the warrants gave rise to the recognition of a debt discount on each of these notes. These debt discounts are recognized on a straight-line basis over the respective life of each of note. The following table sets forth specifics with respect to the convertible notes outstanding at October 31, 2005:
Counterparty	Loan Amount	Interest Rate	Maturity Date		Conversion Price		Warrants Issued	Warrant Exercise Price	Warrant Maturity Date	Debt Discount at Inception	Debt Balance at October 31, 2005
Related party	$154,313	7%	8/1/2005		$0.10		n/a	n/a	n/a	$154,313	$-
Individual	10,000	8%	12/15/2008		0.17		58,824	$0.19	12/15/2008	9,088	10,000
Individual	12,750	8%	1/20/2009		0.17		75,000	0.19	1/20/2009	7,695	12,750
Individual	10,000	10%	10/1/07	[1]	0.05	[1]	10,000	0.20	1/22/2009	1,180	10,000
Individual	8,000	10%	10/1/07	[1]	0.05	[1]	8,000	0.20	1/22/2009	944	8,000
Individual	10,000	8%	2/26/2009		0.10		13,333	0.15	2/26/2009	2,228	10,000
Individual	100,000	24%	3/12/2006		0.20		500,000	0.50	3/12/2009	41,100	100,000
Individual	26,700	10%	3/25/2007		0.17		31,412	0.21	3/25/2009	3,898	26,700
Individual	38,000	10%	4/15/2007		0.10		58,462	0.13	4/15/2009	6,103	38,000
Related party	26,000	8%	5/7/2009		0.10		52,000	0.10	6/30/2009	19,240	26,000
Individual	50,000	10%	5/12/2009		0.10		66,666	0.15	5/17/2009	29,666	50,000
Individual	20,000	8%	6/18/2009		0.10		26,666	0.15	6/18/2009	20,000	20,000
Individual	28,750	10%	8/2/2007		0.10		57,500	0.13	8/2/2009	28,750	28,750
Individual	10,000	10%	8/25/2007		0.05[1]		10,000	0.20	8/25/2009	1,300	10,000
Individual	35,000	8%	11/3/2009		0.10		70,000	0.10	11/3/2009	35,000	35,000
Individual	70,000	8%	1/21/2007		0.07		200,000	0.13	1/21/2008	67,143	70,000
Related party	9,000	8%	2/14/2008		0.03		90,000	0.10	2/14/2011	9,000	9,000
Related party	35,000	21%	9/9/2007		0.02		380,000	0.08	9/6/2011	35,000	27,692

											$491,892
(1) Renegotiated during the three months ended October 31, 2005

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

During the three months ended October 31, 2005, the Company engaged in the following debt-related activities:

•	Negotiated the settlement of an installment note payable with a lender, resulting in the payment of approximately $35,000 and the recognition of a gain on debt extinguishment of $10,481.
•
Obtained proceeds of $35,000 in exchange for a convertible note payable with Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director, with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, the Company also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011.

•
Renegotiated the terms of three convertible instruments. For all such instruments, the conversion price was reduced from $0.20 to $0.05 and for two of the instruments, the maturity date was extended to October 1, 2007. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues, the Company recorded additional debt discount of $3,360 equal to the difference in the fair value of the embedded conversion feature immediately before and after the modification.

•
Entered into a sale-leaseback transaction with a lender whereby certain assets with a net book value of $96,784 were sold for net proceeds of $50,000 and were leased back under a capital lease with a bargain purchase option of $1. The capital lease calls for 2 advance payments and 48 monthly lease payments of $1,369 with an effective interest rate of 17%. A loss of $46,784 was recorded on the transaction and is included in other income (expense) in the accompanying statement of operations.

Future maturities of long-term debt are as follows:

Year ended April 30,
2006	$100,578
2007	258,397
2008	89,239
2009	46,516
2010	138,818
Thereafter	150,000
Total	$783,548

Note 4: Stockholders’ Deficit

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on the shares were granted. During the three and six months ended October 31, 2005, the Company issued 112,500 and 262,500 shares of common stock valued at $9,000 and $18,000, respectively. The Company issued 110,000 and 310,000 shares of common stock to consultants valued at $19,800 and $73,800 during the three and six months ended October 31, 2004, respectively.

There were no other equity instruments granted in the six months ended October 31, 2005 other than the 380,000 warrants issued in connection with a debt financing as described in Note 3.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5: Commitments and Contingencies

Royalty Agreements

As discussed in Note 3, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through October 31, 2005.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $3,106 and $1,690 for the three months ended October 31, 2005 and 2004, respectively, and $6,786 and $2,243 for the six months ended October 31, 2005 and 2004, respectively.

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

Operating Leases

The Company incurred rent expense of $7,838 and $15,677 in each of the three and six months ended October 31, 2005 and 2004, respectively, of which $3,300 and $6,600 was paid to related parties.

Future minimum annual lease payments under the operating lease agreements are as follows for years ended April 30:

2006	$15,677
2007	4,538
Thereafter	-
Total	$20,215

Note 6: Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. As the company incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

Options and warrants	1,995,613	2,469,751	2,167,488	2,641,626
Convertible debt	7,254,541	3,266,068	6,288,882	2,979,298
	9,250,154	5,735,819	8,456,370	5,620,924

Note 7: Related Party Transactions

As discussed in Note 5, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $3,106 and $2,243 for the three months ended October 31, 2005 and 2004, respectively, and $6,786 and $3,136 for the six months ended October 31, 2005 and 2004, respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At October 31, 2005, the total amount accrued and unpaid compensation due to these officers was $414,266.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at October 31, 2005. The Company made purchases of $73,903 and $0 from this entity in the three months ended October 31, 2005 and 2004, respectively, and $123,423 and $4,293 for the six months ended October 31, 2005 and 2004, respectively.

On or about September 6, 2005 the Company received $35,000 from Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director, in exchange for a convertible note payable with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, the Company also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011.

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

Note 8: Concentrations

Approximately 92% and 89% of the Company’s sales in the six months ended October 31, 2005 and 2004, respectively, were to two and one customer(s), respectively. Approximately 95% and 96% of the accounts receivable balance at October 31, 2005 and 2004, respectively, were comprised of balances due from these customers.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9: Reportable Segments

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

United States	$267,401	$129,214	$557,216	$182,619
United Kingdom	43,238	-	121,435	-
Asia	-	39,800	-	41,736
Total	$310,639	$169,014	$678,651	$224,355

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

Three and Six Months Ended October 31, 2005 Compared to Three and Six Months Ended October 31, 2004

Results of Operations

Introduction

During 2005 and the first and second quarters of fiscal 2006, we focused the growth of our business around our animal feed supplement products. These products have generated significant increases in net revenues both internationally and domestically. We believe we have a competitive advantage with respect to these products and expect to see continued revenue growth in the future as we expand our sales, production and distribution infrastructure.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Three months ended October 31,		Percentage
	2005	2004	Change

Net Revenues	$310,639	$169,014	84%
Cost of Goods Sold	284,814	131,564	116%
Gross profit	$25,825	$37,450	(31)%

Our revenues, cost of goods sold, and gross profit for this six month period, as compared to the same six month period during the previous year, were:

	Six months ended October 31,		Percentage
	2005	2004	Change

Net Revenues	$678,651	$224,355	202%
Cost of Goods Sold	530,962	208,350	155%
Gross profit	$147,689	$16,005	823%

Our revenues increased for the quarter and six months ended October 31, 2004 compared to the same periods one year ago due to revenues generated by increased sales of our animal feed supplements in the United States and United Kingdom due to product acceptance in the marketplace. Our cost of goods also increased in order to produce the additional animal feed and fertilizer sold in both the United States and the United Kingdom. However, our cost of sales decreased as a percentage of revenues because our cost to produce animal feed and fertilizer decreases with the higher volume of product we produce. We also have made improvements to our manufacturing line which has yielded production efficiencies.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, interest expense and other financing costs, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Three months ended October 31,		Percentage
	2005	2004	Change

Total operating expenses	$179,575	$496,912	(64)%
Operating loss	(153,750)	(459,462)	(67)%
Interest expense and other financing costs	(47,449)	(12,830)	270%
Other income (expense)	(40,531)	16,367	(348)%
Net loss	$(241,730)	$(455,925)	(47)%

Our operating expenses, operating loss, interest expense and other financing costs, other income and expenses, and net loss for this six month period, as compared to the same six month period during the previous year, were:

	Six months ended October 31,		Percentage
	2005	2004	Change

Total operating expenses	$391,270	$709,537	(45)%
Operating loss	(243,581)	(693,532)	(65)%
Interest expense and other financing costs	(88,201)	(75,108)	17%
Other income (expense)	(40,531)	26,367	(254)%
Net loss	$(372,313)	$(742,273)	(50)%

Operating expenses consist primarily of officer and administrative salaries, legal and professional fees and rent, utilities and insurance which are, to a large extent, fixed in nature. Our operating loss decreased primarily due to our increase in gross profit as described above.

Interest expense includes non-cash expense associated with the beneficial conversion features attributable to our convertible notes. The expense associated with beneficial conversion features were higher in the quarter and six months ended October 2004 as compared to 2005 based on the timing of such loans and their associated expense recognition. Included in other income (expense) during the three and six months ended October 31, 2005 were losses on the sale of fixed assets totaling $51,012 and a $10,481 gain on debt extinguishment.

Our net loss decreased by 50% for the six months ended October 31, 2005 ($372,313) compared to the six months ended October 31, 2004 ($742,273). This decrease in net loss was primarily attributable to our significant decrease in operating expenses detailed above.

Liquidity and Capital Resources

Introduction

As of the end of this quarter we had cash of $43,327 and accounts receivable of $93,267. Our total liabilities as of October 31, 2005 were $1,624,500, consisting primarily of accounts payable, amounts due to our officers, and notes payable, accounting for approximately 21%, 26% and 36% of our total liabilities, respectively. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future. However, there can be no assurances that such sources will be available to us or, if available, at prices attractive to us.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior last fiscal year-end were:

	October 31, 2005	April 30, 2005	Change

Cash	$43,327	$166	$43,161
Total current assets	157,876	53,314	104,562
Total assets	337,666	300,578	37,088
Total current liabilities	1,174,989	841,592	333,397
Total liabilities	1,624,500	1,271,459	353,041

Cash Requirements

Our cash requirements consist of funding of operating expenses, including inventory purchases, payroll and general and administrative expenses, equipment purchases to enhance and/or replenish our manufacturing capabilities, interest and debt repayments.

Sources and Uses of Cash

For the six months ended October 31, 2005 and 2004, our net cash flows provided by (used in) operating activities were $69,702 and ($161,611), respectively. During the six months ended October 31, 2005, we incurred a net loss of $372,313, including non-cash expenses totaling $158,048, and we were able to increase cash flows by $283,967 through working capital and balance sheet management, resulting in positive net cash flows provided by operating activities. During the quarter ended October 31, 2004, we incurred a net loss of $742,273 which included $122,655 of net non-cash expenses, and we were able to increase cash flows by $458,007 through working capital and balance sheet management. Although we have a recent trend of preserving cash through balance sheet management, we have a significant amount of liabilities which will eventually require net cash outflows to settle.

Net cash used in investing activities were $22,228 and $10,741 for the six months ended October 31, 2005 and 2004, respectively, consisting of purchases of equipment

During the six months ended October 31, 2005, we refinanced our debt resulting in a net minimal cash provided by financing activities. During the six-month period ended October 31, 2004 we paid our operating expenses primarily with $147,750 from the proceeds of debt issuances.

Debt Instruments, Guarantees, and Related Covenants

During the three months ended October 31, 2005, we engaged in the following debt-related activities:

•	Negotiated the settlement of an installment note payable with a lender, resulting in the payment of approximately $35,000 and the recognition of a gain on debt extinguishment of $10,481.
•
Obtained proceeds of $35,000 in exchange for a convertible note payable with Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director, with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of our common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, we also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011.

•
Renegotiated the terms of three convertible instruments. For all such instruments, the conversion price was reduced from $0.20 to $0.05 and for two of the instruments, the maturity date was extended to October 1, 2007. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues, the Company recorded additional debt discount of $3,360 equal to the difference in the fair value of the embedded conversion feature immediately before and after the modification.

•
Entered into a sale-leaseback transaction with a lender whereby certain assets with a net book value of $96,784 were sold for net proceeds of $50,000 and were leased back under a capital lease with a bargain purchase option of $1. The capital lease calls for 2 advance payments and 48 monthly lease payments of $1,369 with an effective interest rate of 17%. A loss of $46,784 was recorded on the transaction and is included in other income (expense) in the accompanying statement of operations.

We have notes payable totaling $586,887 as of October 31, 2005, net of a discount of $196,661. Of this amount, $137,376 is the current portion of the debt. None of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 3 to our financial statements.

We are a party to royalty agreements discussed in Note 5 to our financial statements. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of October 31, 2005, there have not been any revenues from that product.

We have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. In the six months ended October 31, 2005, we paid or accrued $6,786 due to him under this agreement, compared to $2,243 for the same period a year ago.

Off Balance Sheet Contracts

At October 31, 2005, there were no “off balance sheet” contracts or items to record.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2005, we issued a convertible promissory note in the principal amount of $35,000 to Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director. Interest accrues under this note at an annual rate of 21% interest with all principal and interest due and payable on September 9, 2007. This note is convertible into shares of our common stock at $0.02 per share. In connection with this transaction, we also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor.

On August 1, 2005, we issued 112,500 shares of common stock, restricted in accordance with Rule 144, to one entity for consulting services related to investor relations. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor.

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

Dated:	June 23, 2006		/s/ David G. Williams
		By:	David G. Williams
		Its:	President, Director, and
Chief Executive Officer

Dated:	June 23, 2006		/s/ John D. Rottweiler
		By:	John D. Rottweiler
		Its:	Vice President, Director, and
Chief Financial Officer