Form 10QSB
period 2006-01-31
HUMATECH INC
filed 2006-06-28
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No☐.

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

HUMATECH, INC.
BALANCE SHEET
JANUARY 31, 2006
(unaudited)

Assets

Cash	$41,282
Accounts receivable	140,698
Prepaid expenses and other assets	22,600
Total current assets	204,580
Property and equipment, net	172,090
Total assets	$376,670

Liabilities and Stockholders' Deficit

Accounts payable	$328,297
Accrued liabilities	185,183
Due to affiliates	142,814
Notes payable and capital lease obligations - current portion	187,694
Due to officers	487,616
Total current liabilities	1,331,604

Notes payable and capital leases (net of discount of $167,187)	394,809
Total liabilities	1,726,413

Common stock, no par value, 50,000,000 shares authorized, 34,304,848 shares issued and outstanding	8,334,831
Paid in capital	1,673,206
Accumulated deficit	(11,357,780)
Total stockholders' deficit	(1,349,743)

Total liabilities and stockholders' deficit	$376,670

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

Net revenues	$530,646	$166,417	$1,209,297	$390,772
Cost of goods sold	319,500	146,083	850,462	354,433
Gross profit (loss)	211,146	20,334	358,835	36,339

Operating expenses:
General and administrative expenses	228,963	204,524	609,595	901,075
Sales and marketing expenses	6,523	3,452	16,255	10,898
Depreciation and amortization	453	813	1,359	6,353
Total operating expenses	235,939	208,789	627,209	918,326
Operating loss	(24,793)	(188,455)	(268,374)	(881,987)
Other income (expense):
Interest expense and other financing costs	(47,116)	(41,945)	(135,317)	(117,053)
Other income (expense)	-	-	(40,531)	26,367
Total other expense	(47,116)	(41,945)	(175,848)	(90,686)

Loss before income taxes	(71,909)	(230,400)	(444,222)	(972,673)
Income tax provision	-	-	-	-
Net loss	$(71,909)	$(230,400)	$(444,222)	$(972,673)

Net loss per share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic	34,304,848	33,486,940	34,147,348	31,237,426
Diluted	34,304,848	33,486,940	34,147,348	31,237,426

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended January 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(444,222)	$(972,673)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of assets	51,012	-
Services received in exchange for fixed assets	14,000	-
Depreciation and amortization	34,995	36,929
Issuance of common stock as compensation for services	27,000	351,822
Amortization of beneficial conversion feature of debt and related warrants	79,820	69,911
Provision for uncollectible accounts	-	(20,167)
Changes in assets and liabilities:
Accounts receivable	(101,812)	33,305
Inventories	2,708	22,970
Prepaid expenses and other current assets	(11,046)	(18,617)
Due to affiliates	103,314	(4,385)
Accounts payable	41,458	19,250
Accrued liabilities	75,635	39,079
Due to officers	231,258	90,821
Customer deposits	-	138,537
Net cash provided by (used in) operating activities	104,120	(213,218)

Cash flows from investing activities:
Purchases of equipment	(24,833)	(46,818)
Net cash used in investing activities	(24,833)	(46,818)

Cash flows from financing activities:
Principal repayments on notes payable and capital lease obligations	(107,324)	(61,299)
Proceeds from notes payable and capital lease obligations	69,153	242,750
Proceeds from sale of common stock	-	85,500
Net cash provided by (unsed in) financing activities	(38,171)	266,951

Decrease in cash	41,116	6,915

Cash, beginning of period	166	1,235

Cash, end of year	$41,282	$8,150

Supplemental cash flow information:
Cash paid for interest	$6,064	$2,412
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash financing and investing activities:
Imputed value of common stock warrants issued with debt	$-	$89,788
Imputed value of beneficial conversion feature of debt issuances and embedded conversion feature of debt modifications	$38,360	$137,928
Issuance of common stock upon conversion of note payable	$-	$158,813
Capital equipment and vehicle acquired with debt	$-	$99,293

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

The accompanying unaudited financial statements as of January 31, 2006 and for the three and nine months ended January 31, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of April 30, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended April 30, 2005.

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

Note 2: Balance Sheet Information

Additional balance sheet information is as follows at January 31, 2006:

Property and equipment, net:
Manufacturing equipment	$311,903
Furniture and fixtures	17,116
Vehicles	90,910
Total	419,929
Less: accumulated depreciation	(247,839)
Total, net	$172,090

Accrued expenses:
Payroll taxes payable	$54,593
Accrued interest	104,208
Other	26,382
Total	$185,183

During the nine months ended January 31, 2006, the Company entered into two sales of fixed assets. Under the first sale, the Company sold equipment with a net book value of $18,228 in exchange for freight services valued at $14,000 resulting in a loss of $4,228. The second transaction was a sale-leaseback that resulted in a loss of $46,784. See Note 3.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3: Notes Payable and Capital Lease Obligations

Notes payable at January 31, 2006, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $201,650. Monthly installments of principal and interest of $5,703 with maturities between fiscal 2006 and fiscal 2008. Interest rates from 6.3% to 14.3% per annum. Collateralized by vehicles and equipment.	$34,784

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At January 31, 2006, there had not yet been any sales of this product.
150,000

Capital lease for manufacturing equipment with 48 month term	40,514

Various convertible notes - see details in table below.	473,392

Note payable to individual. This unsecured note bears interest at 10% per annum and was due in June 2005.	51,000
Totals	749,690
Less discount on convertible debt	(167,187)
Less current portion	(187,694)
Long-term portion	$394,809

The Company has several convertible notes outstanding, many of which were issued together with detachable warrants. The conversion features and allocation of a portion of the proceeds to the warrants gave rise to the recognition of a debt discount on each of these notes. These debt discounts are recognized on a straight-line basis over the respective life of each of note. The following table sets forth specifics with respect to the convertible notes outstanding at January 31, 2006:

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Counterparty	Loan Date	Loan Amount	Interest Rate	Maturity Date	Conversion Price	Warrants Issued	Warrant Exercise Price	Warrant Maturity Date	Debt Discount at Inception	Debt Balance at January 31, 2006
Individual	12/15/2003	$10,000	8%	12/15/2008	$0.17	58,824	$0.19	12/15/2008	9,088	$10,000
Individual	1/20/2004	12,750	8%	1/20/2009	0.17	75,000	0.19	1/20/2009	7,695	12,750
Individual	1/22/2004	10,000	10%	10/1/07[1]	0.05[1]	10,000	0.20	1/22/2009	1,180	10,000
Individual	1/22/2004	8,000	10%	10/1/07[1]	0.05[1]	8,000	0.20	1/22/2009	944	8,000
Individual	2/26/2004	10,000	8%	2/26/2009	0.10	13,333	0.15	2/26/2009	2,228	7,500
Individual	3/12/2004	100,000	24%	3/12/2006	0.20	500,000	0.50	3/12/2009	41,100	84,000
Individual	3/25/2004	26,700	10%	3/25/2007	0.17	31,412	0.21	3/25/2009	3,898	26,700
Individual	4/15/04	38,000	10%	4/15/2007	0.10	58,462	0.13	4/15/2009	6,103	38,000
Related party	5/7/2004	26,000	8%	5/7/2009	0.10	52,000	0.10	6/30/2009	19,240	26,000
Individual	5/12/2004	50,000	10%	5/12/2009	0.10	66,666	0.15	5/17/2009	29,666	50,000
Individual	6/18/2004	20,000	8%	6/18/2009	0.10	26,666	0.15	6/18/2009	20,000	20,000
Individual	8/2/2004	28,750	10%	8/2/2007	0.10	57,500	0.13	8/2/2009	28,750	28,750
Individual	8/25/2004	10,000	10%	8/25/2007	0.05[1]	10,000	0.20	8/25/2009	1,300	10,000
Individual	11/3/2004	35,000	8%	11/3/2009	0.10	70,000	0.10	11/3/2009	35,000	35,000
Individual	1/21/2005	70,000	8%	1/21/2007	0.07	200,000	0.13	1/21/2008	67,143	70,000
Related party	2/14/2005	9,000	8%	2/14/2008	0.03	90,000	0.10	2/14/2011	9,000	9,000
Related party	9/6/2005	35,000	21%	9/9/2007	0.02	380,000	0.08	9/6/2011	35,000	27,692

										$473,392

(1) Renegotiated during the nine months ended January 31, 2006

During the nine months ended January 31, 2006, the Company engaged in the following debt-related activities:

•	Negotiated the settlement of an installment note payable with a lender, resulting in the payment of approximately $35,000 and the recognition of a gain on debt extinguishment of $10,481.
•
Obtained proceeds of $35,000 in exchange for a convertible note payable with Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, the Company also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011.

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

Future maturities of long-term debt are as follows:

Year ended April 30,
2006	$73,220
2007	254,397
2008	89,239
2009	44,016
2010	138,818
Thereafter	150,000
Total	$749,690

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4: Stockholders’ Deficit

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on the shares were granted. During the three and nine months ended January 31, 2006, the Company issued 180,000 and 442,500 shares of common stock valued at $9,000, and $27,000, respectively. The Company issued 1,421,112 and 1,731,112 shares of common stock to consultants valued at $278,022 and $351,822 during the three and nine months ended January 31, 2005, respectively.

There were no other equity instruments granted in the nine months ended January 31, 2006 other than the 380,000 warrants issued in connection with a debt financing as described in Note 3.

Note 5: Commitments and Contingencies

Royalty Agreements

As discussed in Note 3, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through January 31, 2006.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $5,307 and $1,664 for the three months ended January 31, 2006 and 2005, respectively, and $12,093 and $3,908 for the nine months ended January 31, 2006 and 2005, respectively.

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

Operating Leases

The Company incurred rent expense of $7,838 and $23,515 in each of the three and nine months ended January 31, 2006 and 2005, respectively, of which $3,300 and $9,900 was paid to related parties.

Future minimum annual lease payments under the operating lease agreements are as follows for years ended April 30:

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

2006	$7,838
2007	4,538
Thereafter	-
Total	$12,376

Note 6: Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. As the company incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

Options and warrants	1,670,613	2,047,531	2,001,863	2,443,594
Convertible debt	7,002,714	3,357,529	6,405,026	3,105,375
	8,673,327	5,405,060	8,406,889	5,548,969

Note 7: Related Party Transactions

As discussed in Note 5, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $5,307 and $1,664 for the three months ended January 31, 2006 and 2005, respectively, and $12,093 and $3,908 for the nine months ended January 31, 2006 and 2005, respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At January 31, 2006, the total amount accrued and unpaid compensation due to these officers was $487,616.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at January 31, 2006. The Company made purchases of $36,940 and $18,480 from this entity in the three months ended January 31, 2006 and 2005, respectively, and $160,364 and $22,773 for the nine months ended January 31, 2006 and 2005, respectively.

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

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8: Concentrations

Approximately 91% and 71% of the Company’s sales in the nine months ended January 31, 2006 and 2005, respectively, were to two customers, respectively. Approximately 97% and 94% of the accounts receivable balance at January 31, 2006 and 2005, respectively, were comprised of balances due from these customers.

Note 9: Reportable Segments

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

United States	$332,180	$111,239	$889,396	$295,794
United Kingdom	158,666	5,428	280,101	5,428
Asia	39,800	49,750	39,800	89,550
Total	$530,646	$166,417	$1,209,297	$390,772

* * * * * *

ITEM 2	Managements Discussion and Analysis or Plan of Operation

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

We also manufacture and distribute organic based animal feed supplements to the animal feeding industry. Our animal feed products are sold primarily to distributors and account for the majority of our sales.

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

Three and Nine Months Ended January 31, 2006 Compared to Three and Nine Months Ended January 31, 2005

Results of Operations

Introduction

During 2005 and the nine months of fiscal 2006, we focused the growth of our business around our animal feed supplement products. These products have generated significant increases in net revenues both internationally and domestically. We believe we have a competitive advantage with respect to these products and expect to see continued revenue growth in the future as we expand our sales, production and distribution infrastructure.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Three months ended January 31,		Percentage
	2006	2005	Change

Net Revenues	$530,646	$166,417	219%
Cost of Goods Sold	319,500	146,083	119%
Gross profit	$211,146	$20,334	938%

Our revenues, cost of goods sold, and gross profit for this nine month period, as compared to the same nine month period during the previous year, were:

	Nine months ended January 31,		Percentage
	2006	2005	Change

Net Revenues	$1,209,297	$390,772	209%
Cost of goods sold	850,462	354,433	140%
Gross profit	$358,835	$36,339	887%

Our revenues increased for the quarter and nine months ended January 31, 2006 compared to the same periods one year ago due to revenues generated by sales of our animal feed supplements to distributors in the United States and United Kingdom. Our cost of goods also increased in order to produce the additional animal feed and fertilizer sold in both the United States and the United Kingdom. However, our cost of sales decreased as a percentage of revenues because our cost to produce animal feed and fertilizer decreases with the higher volume of product we produce. We also have made improvements to our manufacturing line which has yielded production efficiencies.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, interest expense and other financing costs, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Three months ended January 31,		Percentage
	2006	2005	Change

Total operating expenses	$235,939	$208,789	13%
Operating loss	(24,793)	(188,455)	(87)%
Interest expense and other financing costs	(47,116)	(41,945)	12%
Net loss	$(71,909)	$(230,400)	(69)%

Our operating expenses, operating loss, interest expense and other financing costs, other income and expenses, and net loss for this nine month period, as compared to the same nine month period during the previous year, were:

	Nine months ended January 31,		Percentage
	2006	2005	Change

Total operating expenses	$627,209	$918,326	(32)%
Operating loss	(268,374)	(881,987)	(70)%
Interest expense and other financing costs	(135,317)	(117,053)	16%
Other income (expense)	(40,531)	26,367	(254)%
Net loss	$(444,222)	$(972,673)	(54)%

Operating expenses consist primarily of officer and administrative salaries, legal and professional fees and rent, utilities and insurance which are, to a large extent, fixed in nature. Our operating loss decreased primarily due to our increase in gross profit as described above.

Interest expense includes non-cash expense associated with the beneficial conversion features attributable to our convertible notes. Included in other income (expense) during the nine months ended January 31, 2006 were losses on the sale of fixed assets totaling $51,012 and a $10,481 gain on debt extinguishment.

Our net loss decreased by 54% for the nine months ended January 31, 2006 ($444,222) compared to the nine months ended January 31, 2005 ($972,673). This decrease in net loss was primarily attributable to our significant decrease in operating expenses detailed above.

Liquidity and Capital Resources

Introduction

As of the end of this quarter we had cash of $41,282 and accounts receivable of $140,698. Our total liabilities as of January 31, 2006 were $1,726,413, consisting primarily of accounts payable, amounts due to our officers, and notes payable, accounting for approximately 19%, 28% and 34% of our total liabilities, respectively. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future. However, there can be no assurances that such sources will be available to us or, if available, at prices attractive to us.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to prior last fiscal year-end were:

	January 31, 2006	April 30, 2005	Change

Cash	$41,282	$166	$41,116
Total current assets	204,580	53,314	151,266
Total assets	376,670	300,578	76,092
Total current liabilities	1,331,604	841,592	490,012
Total liabilities	1,726,413	1,271,459	454,954

Cash Requirements

Our cash requirements consist of funding of operating expenses, including inventory purchases, payroll and general and administrative expenses, equipment purchases to enhance and/or replenish our manufacturing capabilities, interest and debt repayments.

Sources and Uses of Cash

For the nine months ended January 31, 2006 and 2005, our net cash flows provided by (used in) operating activities were $104,120 and ($213,218), respectively. During the nine months ended January 31, 2006, we incurred a net loss of $444,222, including non-cash expenses totaling $206,827, and we were able to increase cash flows by $341,515 through working capital and balance sheet management, resulting in positive net cash flows provided by operating activities. During the nine months ended January 31, 2005, we incurred a net loss of $972,673 which included $438,495 of net non-cash expenses, and we were able to increase cash flows by $320,960 through working capital and balance sheet management. Although we have a recent trend of preserving cash through balance sheet management, we have a significant amount of liabilities which will eventually require net cash outflows to settle.

Net cash used in investing activities were $24,833 and $46,818 for the nine months ended January 31, 2006 and 2005, respectively, consisting of purchases of equipment.

During the nine months ended January 31, 2006, we used $38,171 in financing activities, primarily on debt repayments which were offset by the proceeds of a debt refinancing and incurring new debt. During the nine-month period ended January 31, 2005 we paid our operating expenses primarily with $242,750 from the proceeds of debt issuances and $85,500 in proceeds from the sale of common stock.

Debt Instruments, Guarantees, and Related Covenants

During the nine months ended January 31, 2006, we engaged in the following debt-related activities:

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

We have notes payable totaling $582,503 as of January 31, 2006, net of a discount of $167,187. Of this amount, $187,694 is the current portion of the debt. None of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 3 to our financial statements.

We are a party to royalty agreements discussed in Note 5 to our financial statements. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of January 31, 2006, there have not been any revenues from that product.

We have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. In the nine months ended January 31, 2006, we paid or accrued $12,093 due to him under this agreement, compared to $3,908 for the same period a year ago.

Off Balance Sheet Contracts

At January 31, 2006, there were no “off balance sheet” contracts or items to record.

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

On November 1, 2005, we issued 180,000 shares of common stock, restricted in accordance with Rule 144, to one entity for consulting services related to investor relations. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor.

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

Dated: June 27, 2006		/s/ David G. Williams
	By:	David G. Williams
	Its:	President, Director, and Chief Executive Officer

Dated: June 27, 2006		/s/ John D. Rottweiler
	By:	John D. Rottweiler
	Its:	Vice President, Director, and Chief Financial Officer