Form 10KSB
period 2006-04-30
HUMATECH INC
filed 2006-08-15
CIK 1100976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

State issuer’s revenues for its most recent fiscal year.   $1,573,716 for the year ended April 30, 2006.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,105,119, based on the closing price of $0. 09 for the common stock on August 10, 2006.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2006, there were ---- 37,134,119 shares of common stock, no par value, issued and outstanding.

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

Our Animal Feed Supplements Products

We manufacture and distribute organic based animal feed supplements to the animal feeding industry. The bulk of our business has developed in this product line and the sales of our animal feed supplements accounted for approximately 94% of our sales for the year ended April 30, 2006.

Our animal feed supplement products consist of:

☐	PROMAX MaxAppetin, Nutri-Hume, and Bentonita. All are organic, non-toxic animal feed ingredients used for ruminant and/or non-ruminant animals that provides an all-natural source of nutritional iron.

Our Fertilizer Products

We also manufacture and distribute organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) mass merchandisers and independent nurseries in the retail lawn and garden market. Our fertilizer products accounted for approximately 6% of our sales last year, with 5% coming from sales to commercial growers and less than 1% coming from sales to merchandisers and nurseries in the retail lawn and garden market.

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

Raw Materials and Manufacturing Our Products

       We purchase a significant amount of chemicals and raw materials from the open market. The majority of our humates are purchased from a single supplier, RAMMSCO, Inc., an entity controlled by our Chairman David G. Williams, because the product is made to specific formulation not known to other suppliers and at a significantly lower price than other suppliers. The Company made purchases of $196,890 and $23,058 from this entity in the years ended April 30, 2006 and 2005, respectively.

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

Research and Development

During the last two fiscal years, we have spent approximately 5% of our personnel resources, and approximately 1% and 5% for fiscal years ended April 30 2006 and 2005, respectively of our financial resources, on research and development activities. These costs are borne primarily by us, and are not directly passed on to our customers except in the appropriate pricing of our products. Over the course of the last two years we have required our larger international distributors to conduct product benefits research at their own expense as part of our joint ongoing efforts to better understand our product benefits and our place in the marketplace

Environmental Matters

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

Foreign Operations

In November 1998, we entered into a letter of intent for the purpose of establishing a joint venture to promote and sell our products into the European Union of Countries. On November 12, 1998, we formed a new entity named Humatech, Ltd., of which we currently own a 19.9% interest, with the remaining interest owned by European-based investors. We sell product to Humatech, Ltd. under equal terms and conditions to those of domestic sales to unrelated third parties. We recognize revenue and cost of sales to Humatech, Ltd. upon shipment. We sold product to Humatech, Ltd. in the amount of approximately $299,556, and $28,000 for the years ended April 30, 2006 and 2005 respectively.

Employees

As of April 30, 2006, we employed a total of 11 full-time employees, two (2) of which were officers, seven (7) of which were engaged in manufacturing activities, and two (2) engaged in administrative activities.

ITEM 2— DESCRIPTION OF PROPERTY

Our main office is located in Mesa, Arizona under the terms of a three (3) year lease which terminated on July 14, 2006. We are in the process of re-negotiating the lease, but in the interim, we continue to rent the space on a month-to-month term at a rate of $1,512.83 per month.

We lease approximately four (4) acres of land in the Albuquerque, New Mexico area from RAMMSCO, Inc., an entity controlled by our officers and directors. The lease is for a period of three (3) years, terminating on April 30, 2009, at a rate of $1,300 per month.

ITEM 3— LEGAL PROCEEDINGS

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

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5— MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the Pink Sheets under the symbol “HUMT.” Historically, our stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“OTCBB”), under the same symbol. On September 6, 2005, the OTCBB de-listed our common stock because of our failure to stay current with our reporting obligations under the Securities Exchange Act of 1934 (the “’34 Act”), and on that same day our common stock was quoted on the Pink Sheets. With the filing of our Quarterly Report on Form 10-QSB for the period ended January 31, 2006, we completed all of our delinquent ’34 Act filings and now plan to apply to get our common stock re-listed on the OTCBB. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Prices
April 30,	Period	High	Low

2005	First Quarter	$0.32	$0.09
	Second Quarter	$0.40	$0.15
	Third Quarter	$0.25	$0.12
	Fourth Quarter	$0.17	$0.06

2006	First Quarter	$0.15	$0.06
	Second Quarter	$0.10	$0.04
	Third Quarter	$0.10	$0.04
	Fourth Quarter	$0.13	$0.07

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

Holders

As of April 30, 2006, there were 35,884,119 shares of our common stock issued and outstanding and held by 181 holders of record.

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

Recent Issuance of Unregistered Securities

On April 5, 2006, we issued a Convertible Promissory Note in the principal amount of $100,000, in exchange for $100,000 in cash. The Note is due three years from its date of issuance and accrues interest at a rate of ten percent (10%) per annum. The note holder also has the option, at any time, to convert the amounts due under the Note into shares of our common stock. Any amounts the Holder elects to convert will be converted into common stock at a rate of $0.25 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

On April 19, 2006, we issued 462,000 shares of common stock to an unrelated investor in exchange for the conversion of $27,720 in interest due to the investor under a $100,000 principal amount promissory note. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report and in its other reports, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Summary Overview

We currently are divided into two main business units: animal feed products and fertilizer. Our animal feed division manufactures and distributes organic based animal feed supplements to the animal feed industry. Sales of our animal feed supplements accounted for approximately 94% of our total sales last year. Our fertilizer division manufactures and distributes organic based fertilizer products to two primary groups: (A) commercial growers of agricultural crops, and (B) retail mass merchandisers and independent nurseries in the lawn and garden market. Our fertilizer products are sold primarily through distributors, and are currently available in a small number of retail chain stores on a trial basis. Our fertilizer products accounted for approximately 6% of our total sales last year, with approximately 5% coming from sales to commercial growers of agricultural crops and 1% from sales to retail mass merchandisers and independent nurseries in the lawn and garden market.

Qualified Report of Independent Certified Public Accountants

From inception through April 30, 2006, the Company has a working capital deficit and a retained earnings deficit. Therefore, the Company’s auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. Management believes that it can maintain its status as a going concern based on expected future positive operating cash flows and, to a lesser extent, cash flows from debt and or equity transactions.

Results of Operations

Introduction

During the fiscal year ended April 30, 2006, we focused the growth of our business around our animal feed supplement products. These products have generated significant increases in net revenues from 2005 both internationally and domestically. We believe we have a competitive advantage with respect to these products and expect to see continued revenue growth in the future as we expand our sales, production and distribution infrastructure.

Year ended April 30, 2006 compared to year ended April 30, 2005

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and net loss for the years ended April 30, 2006 and 2005, respectively, are as follows:

	Year ended April 30,		Percentage
	2006	2005	Change

Net revenues	$1,573,716	$720,765	118%
Cost of goods sold	1,074,329	524,905	105%
Gross profit	$499,387	$195,860	155%

Revenues

Revenues for the year ended April 30, 2006 were $1,573,716 compared to $720,765 for the same period in 2005. Our revenues increased in 2006 primarily due to an increase in sales of Promax domestically and in the U.K. Our product mix has shifted in fiscal 2006 and 2005 toward our animal feed supplement product line, with approximately 94% of revenues coming from this product line in fiscal 2006, as compared to 92% in fiscal 2005 and 26% in fiscal 2004.

Cost of Goods Sold

Cost of goods sold for the year ended April 30, 2006 were $1,074,329, compared to $524,905 for the same period in 2005. Our cost of goods sold was higher primarily as a result of increased sales, partially offset by increased manufacturing efficiencies from a new manufacturing line. We also benefited from economies of scale as our fixed costs of sales were spread over a larger volume of production.

Operating Expenses

Total operating expenses were $984,457 for the year ended April 30, 2006 as compared to $1,091,439 for the year ended April 30, 2005. Operating expenses consist primarily of officer and administrative salaries, legal and professional fees and rent, utilities and insurance which are, to a large extent, fixed in nature. Our operating loss decreased primarily due to our increase in gross profit.

Included in operating expenses was interest expense and non-cash expenses associated with the beneficial conversion features attributable to our convertible notes. Also included in other income (expense) during the year ended April 30, 2006 were losses on the sale of fixed assets totaling $51,012 and a $10,481 gain on debt extinguishment.

Net Loss

We experienced a net loss of $700,985 for the year ended April 30, 2006 as compared to a net loss of $1,031,686 for the year ended April 30, 2005. This decrease is attributable to an increase in gross profit of $303,527 and a decrease in operating expenses of approximately $106,982. Additionally, our interest expense increased by approximately $19,000 as we recognized additional interest expense from the amortization of debt discounts associated with beneficial conversion features and warrants issued with our convertible debt.

Liquidity and Capital Resources

Introduction

As of April 30, 2006 we had cash of $33,745 and accounts receivable of $108,812. Our total liabilities as of April 30, 2006 were $1,813,889, consisting primarily of accounts payable, amounts due to our officers, and notes payable, accounting for approximately 19%, 24% and 37% of our total liabilities, respectively. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future. However, there can be no assurances that such sources will be available to us or, if available, at prices attractive to us.

Our cash, current assets, total assets, current liabilities, and total liabilities as of April 30, 2006 and 2005, respectively, are as follows:

	April 30, 2006	April 30, 2005	Change

Cash	$33,745	$166	$33,579
Total current assets	183,212	53,314	129,898
Total assets	354,966	300,578	54,388
Total current liabilities	1,431,619	841,592	590,027
Total liabilities	1,813,889	1,271,459	542,430

Sources and Uses of Cash

For the year ended April 30, 2006 our net cash provided by (used in) operating activities was $4,218 as compared to ($300,236) for the year ended April 30, 2005. This increase in operating cash flows was due primarily to a reduction in net loss of $330,701.

Net cash used in investing activities for the years ended April 30, 2006 and 2005, respectively was $34,935 and $33,427. During fiscal 2006 and 2005, the Company made significant investments in production equipment to increase its manufacturing capacity. In 2005, these net cash outflows were partially offset by proceeds received from the partial sale of an investment in an unconsolidated entity in fiscal 2005.

Net cash provided by financing activities was $64,296 for the year ended April 30, 2006 as compared to $332,594 for the year ended April 30, 2005. Net cash flows from debt financing activities were approximately $64,000 and $247,000 in fiscal 2006 and 2005, respectively. Net cash flows from equity financing activities were approximately $0 and $86,000 in fiscal 2006 and 2005, respectively.

The Company’s cash requirements have historically consisted of raw material production costs, salaries and wages for employees, expenditures for production-related fixed assets and cash interest expense. The Company’s sources of cash include cash received from product sales and cash inflows from financing activities, which have historically consisted of equity and convertible debt transactions.

The Company has approximately $285,000 and $90,000 in principal debt maturities due in fiscal 2007 and 2008. To the extent that the Company does not generate sufficient operating cash flows to fund these maturities, the Company will need to engage in additional financing activities.

Debt Instruments, Guarantees, and Related Covenants

During the year ended April 30, 2006, the Company engaged in the following debt-related activities:

•	Negotiated the settlement of an installment note payable with a lender, resulting in the payment of approximately $35,000 and the recognition of a gain on debt extinguishment of $10,481.
•
On or about September 6, 2005, received $35,000 from Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director, in exchange for a convertible note payable with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, the Company also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011. This note is collateralized by certain manufacturing equipment.

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

•
Entered into a sale-leaseback transaction with a lender whereby certain assets with a net book value of $96,784 were sold for net proceeds of $50,000 and were leased back under a capital lease with a bargain purchase option of $1. The capital lease calls for 2 advance payments and 48 monthly lease payments of $1,493 with an effective interest rate of 24%. A loss of $46,784 was recorded on the transaction and is included in other income (expense) in the accompanying statement of operations.

•
Obtained proceeds of $100,000 in exchange for a convertible note payable to a third party. This note is convertible into shares of common stock at $0.25 per share. This investor also purchased all of the convertible debt instruments detailed in Note 5 of the footnotes to our financial statements from the original owners with the exception of those held by related parties. We consented to the assignment of these convertible debt instruments from the original owners to the investor. Two of the notes that were purchased were modified to extend their maturity dates, as they were previously due in fiscal 2006. Ownership of the warrants issued to the original purchasers was not transferred as part of this transaction.

We have notes payable totaling $667,600 as of April 30, 2006, net of a discount of $140,974 Of this amount, $285,330 is the current portion. None of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 5 to our financial statements.

We are a party to royalty agreements that contain contingent payment obligations. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of April 30, 2006, there have not been any revenues from that product.

We have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royal of 1% of gross sales generated from the covered properties. Under this agreement we paid or accrued $15,540 and $7,361 in the years ended April 30, 2006 and April 30, 2005, respectively.

Off Balance Sheet Contracts

At April 30, 2006 and 2005, there were no “off balance sheet” contracts or items to record.

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

Income Taxes. We evaluate the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards.  Because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, we have recorded a valuation allowance for the total deferred income tax asset associated with our net operating loss carry-forwards.

ITEM 7— FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Humatech, Inc.

Report of Epstein, Weber & Conover, PLC	A-2

Balance Sheet as of April 30, 2006	A-3

Statements of Operations for the years ended April 30, 2006 and 2005	A-4

Statement of Stockholders’ Deficit for years ended April 30, 2006 and 2005	A-5

Statements of Cash Flows for the years ended April 30, 2006 and 2005	A-6

Notes to Consolidated Financial Statements	A-7

ITEM 8— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

ITEM 9— DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position(s)

David G. Williams	57	President, CEO, and Director

John D. “J.D.” Rottweiler	61	Secretary, CFO, and Director

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

Board Meetings and Committees

During the fiscal year ended April 30, 2006, the Board of Directors met on a weekly basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

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

2002 Omnibus Securities Plan

On April 19, 2002, our Board of Directors approved the Humatech, Inc. 2002 Omnibus Securities Plan. The Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 1,500,000 shares of our common stock. On May 1 of each year, the number of shares in the 2002 Securities Plan shall automatically be adjusted to an amount equal to ten percent (10%) of the outstanding stock of the Company on April 30 of the immediately preceding year. As of May 1, 2006, we can issue a total of 11,168,669 shares under the 2002 Securities Plan. As of August 10, 2006, a total of 2,481,220 shares of our common stock, or options to acquire shares of our common stock, had been issued under the 2002 Securities Plan.

Board Compensation

A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not our employees.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2006 and 2005. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	(#)	($)	($)

David G. Williams	2006	175,000 (1)	-0-	-0-	-0-	-0-	-0-	15,540
President and CEO	2005	175,000 (1)	-0-	-0-	-0-	-0-	-0-	7,362 (2)

John D. Rottweiler	2006	125,000 (1)	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and CFO	2005	125,000 (1)	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Some amounts accrued but not paid during the fiscal year.

(2)	Represents payments received pursuant to a royalty agreement. Mr. Williams also received certain payments pursuant to contractual agreement for various equipment leases.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees	Exercise or Base Price	Expiration Date
	(#)		($/Sh)

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

	Shares Acquired		Number of Unexercised Securities Underlying Options/SARs at Fiscal Year End	Value of Unexercised In-The- Money Options/SARs at Fiscal Year End
Name	On Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
	(#)	($)	(#)	($)

David G. Williams	-0-	N/A	N/A	N/A
John D. Rottweiler	-0-	N/A	N/A	N/A

ITEM 11— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 10, 2006, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK
Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	David G. Williams	9,268,255 (3)	25%

Common Stock	John D. Rottweiler	4,475,658	12%

Common Stock	All officers and directors as a group (2 persons)	13,743,913 (3)	37%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Humatech, Inc., 1959 South Val Vista Drive, Suite 130, Mesa, Arizona 85204.

(2)	Based on 37,134,119 shares outstanding as of August 10, 2006.

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

As of April 30, 2006 and 2005, total cumulative amounts unpaid under these agreements are as follows:

	2006	2005
Officer compensation	$438,032	$263,578
Royalty Fees	-	-
	$438,032	$263,578

Humatech, Ltd.

        We own an interest in an entity that primarily distributes our products in the United Kingdom. We formed this entity, Humatech, Ltd., as a joint venture with one of our United Kingdom distributors. We owned approximately 19% of this entity at April 30, 2006 and 2005, respectively. During the year ended April 30, 2005, we sold a portion of its investment for $20,000, resulting in a gain of $20,000 on the sale of this investment. We currently account for this investment using the cost basis as our ownership percentage has been reduced below 20%.

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

RAMMSCO, Inc.

       We purchase certain raw materials from RAMMSCO, Inc., an entity owned by our President and Chief Financial Officer. We made purchases of $196,890 and $23,058 from this entity in the years ended April 30, 2006 and 2005, respectively. Additionally, we lease our Albuquerque, New Mexico property from this entity whereby we paid $31,354 and $12,100 during the years ended April 30, 2006 and 2005, respectively. This lease, expires April 30, 2009, and requires monthly lease payments of $1,300 per month, with the lease term extending on a month-to-month basis thereafter.

Dogman Transport, LLC

On or about September 6, 2005, we received $35,000 from Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director, in exchange for a convertible note payable with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, we also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011.

Entrenuity

We borrowed $154,313 from an entity owned by a family member of our President on August 1, 2003. The loan granted the related entity the option to convert any unpaid principal and interest into shares of the Company’s common stock at $.10 per share. This note, together with $4,400 of accrued interest, was converted into common stock during the year ended April 30, 2005.

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

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

.Audit Fees

The aggregate fees billed in each of the fiscal years ended April 30, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $28,310 and $38,885, respectively.

Audit - Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2006 and 2005.

Tax Fees

For the fiscal years ended April 30, 2006 and, 2005, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2006	Humatech, Inc.

	/s/	David G. Williams
	By:	David G. Williams
	Its:	Chairman, President, CEO, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2006	/s/	David G. Williams
	By:	David G. Williams
	Its:	Chairman, President, CEO, and Director

Dated: August 15, 2006	/s/	John D. Rottweiler
	By:	John D. Rottweiler
	Its:	Secretary, Chief Financial Officer, and Director

HUMATECH, INC.

Financial Statements as of
April 30, 2006
And Report of Independent Registered
Public Accounting Firm

HUMATECH, INC.

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	A-2

FINANCIAL STATEMENTS:

Balance Sheet at April 30, 2006	A-3

Statements of Operations for the years ended April 30, 2006 and April 30, 2005

Statements of Stockholders’ Deficit for the years ended April 30, 2006 and April 30, 2005	A-5

Statements of Cash Flows for the years ended April 30, 2006 and April 30, 2005	A-6

NOTES TO FINANCIAL STATEMENTS	A-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of
Directors of Humatech, Inc.:

We have audited the accompanying balance sheet of Humatech, Inc. as of April 30, 2006 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humatech, Inc. as of April 30, 2006 and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur operating losses. The Company has a working capital deficit of $1,248,000 at April 30, 2006. In addition, the Company has not yet generated significant revenue needed to achieve management’s plans and support its operations and there is no assurance that the Company will be able to generate such volume or raise financing sufficient to cover cash flow deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EPSTEIN WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
August 10, 2006

HUMATECH, INC.
BALANCE SHEET
APRIL 30, 2006

Assets

Cash	$33,745
Accounts receivable	108,812
Inventories	16,824
Prepaid expenses and other assets	23,831
Total current assets	183,212
Property and equipment, net	171,754
Total assets	$354,966

Liabilities and Stockholders' Deficit

Accounts payable	$352,473
Accrued liabilities	180,670
Due to affiliates	175,114
Notes payable and capital lease obligations - current portion	285,330
Due to officers	438,032
Total current liabilities	1,431,619

Notes payable and capital leases (net of discount of $140,975)	382,270
Total liabilities	1,813,889

Common stock, no par value, 50,000,000 shares authorized, 35,084,119 shares issued and outstanding	8,482,414
Paid in capital	1,673,206
Accumulated deficit	(11,614,543)
Total stockholders' deficit	(1,458,923)
Total liabilities and stockholders' deficit	$354,966

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
STATEMENT OF OPERATIONS

	Year ended April 30,
	2006	2005

Net revenues	$1,573,716	$720,765
Cost of goods sold	1,074,329	524,905
Gross profit (loss)	499,387	195,860
Operating expenses:
General and administrative expenses	965,555	1,060,173
Sales and marketing expenses	16,315	24,689
Research and development	775	224
Depreciation and amortization	1,812	6,353
Total operating expenses	984,457	1,091,439
Operating loss	(485,070)	(895,579)
Other income (expense):
Interest expense and other financing costs	(175,384)	(156,107)
Other income (expense)	(40,531)	20,000
Total other expense	(215,915)	(136,107)

Loss before income taxes	(700,985)	(1,031,686)
Income tax provision	-	-
Net loss	$(700,985)	$(1,031,686)

Net loss per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic	34,274,988	31,913,472
Diluted	34,274,988	31,913,472

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balances at April 30, 2004	29,689,273	$7,710,018	$1,390,998	$(9,881,872)	$(780,856)

Common stock issued for consulting and employee services	2,039,112	353,500			353,500

Common stock issued for cash	545,833	85,500			85,500

Common stock issued for conversion of note payable	1,588,130	158,813			158,813

Imputed value of beneficial conversion feature of debt			152,623		152,623

Imputed value of common stock warrants granted			91,225		91,225

Net loss				(1,031,686)	(1,031,686)

Balances at April 30, 2005	33,862,348	$8,307,831	$1,634,846	$(10,913,558)	$(970,881)

Common stock issued for consulting and employee services	1,242,500	131,000			131,000

Common stock issued for conversion of note payable	779,271	43,583			43,583

Net loss				(700,985)	(700,985)

Imputed value of embedded conversion feature of debtdue to modification			38,360		38,360

Balances at April 30, 2006	35,884,119	$8,482,414	$1,673,206	$(11,614,543)	$(1,458,923)

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
STATEMENT OF CASH FLOWS

	Year ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(700,985)	$(1,031,686)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of assets	51,012	-
Gain on sale of investment in unconsolidated entity	-	(20,000)
Services received in exchange for fixed assets	14,000	-
Depreciation and amortization	45,433	51,517
Issuance of common stock as compensation for services	131,000	353,500
Amortization of beneficial conversion feature of debt and related warrants	106,033	102,553
Provision for uncollectible accounts	(30,615)	(20,167)
Changes in assets and liabilities:
Accounts receivable	(39,311)	(1,782)
Inventories	(14,116)	38,766
Prepaid expenses and other current assets	(12,277)	(10,946)
Due to affiliates	135,614	(4,385)
Accounts payable	65,634	73,686
Accrued liabilities	71,122	43,392
Due to officers	181,674	133,410
Deferred revenue	-	(8,094)
Net cash provided by (used in) operating activities	4,218	(300,236)

Cash flows from investing activities:
Proceeds from sale of investment in unconsolidated entity	-	20,000
Purchases of equipment	(34,935)	(53,427)
Net cash used in investing activities	(34,935)	(33,427)

Cash flows from financing activities:
Principal repayments on notes payable and capital lease obligations	(101,549)	(69,656)
Proceeds from notes payable and capital lease obligations	165,845	316,750
Proceeds from sale of common stock	-	85,500
Net cash provided by (used in) financing activities	64,296	332,594

Increase (decrease) in cash	33,579	(1,069)

Cash, beginning of period	166	1,235

Cash, end of year	$33,745	$166

Supplemental cash flow information:
Cash paid for interest	$39,115	$12,826
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash financing and investing activities:
Imputed value of common stock warrants issued with debt	$-	$91,225
Property acquired under note payable	$-	$99,293
Imputed value of beneficial conversion feature of debt issued and modified	$38,360	$152,623
Conversion of debt and interest into common stock	$43,583	$158,813
Common stock issued for services	$131,000	$353,500

The accompanying notes are an integral part of these financial statements.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1:	Organization and Basis of Presentation

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

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At April 30, 2006, cash deposits did not exceeded those insured limits.

Accounts Receivable: The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

The allowance for doubtful accounts was $30,615 as of April 30, 2006 and is based on its historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 10 years. Depreciation expense was $45,434 and $51,517 for the years ended April 30, 2006 and 2005 respectively, of which $43,621 and $45,164 is included in cost of sales, respectively.

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

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $0 and $16,953 for the years ended April 30, 2006 and 2005, respectively.

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

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation: Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 13.

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

In June 2006, the FASB ratified EITF Issue No. 05-01 “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“Issue No. 05-01”). Issue No. 05-01 requires the conversion accounting model to be used when equity instruments are issued to settle an instrument that becomes convertible upon the issuer’s exercise of a call option if, at issuance, the debt instrument contains a substantive conversion feature. The issuance of shares to settle the debt pursuant to the original terms of the instrument should be afforded conversion treatment. However, if the instrument does not contain a substantive conversion feature at issuance, then the issuance of equity securities to settle the instrument should be recognized as a debt extinguishment. A conversion feature is considered substantive if, at issuance, it is reasonably possible that the conversion feature will affect the manner of the debt instrument’s settlement. Issue No. 05-01 is effective for all conversions or settlements that result from exercise of call options occurring in interim or annual periods beginning after June 28, 2006. While Issue No. 05-01 requires entities to apply these rules to instruments issued prior to the effective date, it does not require entities to evaluate and document whether the conversion feature was substantive at the time of issuance unless or until the conversion feature is exercised. The Company is currently evaluating the impact of Issue No. 05-01 to its financial position and results of operations.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

In June 2006, the FASB ratified EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of Issue No. 06-03 to its financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

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

The following table sets forth additional balance sheet information at April 30, 2006:

Property and equipment, net:
Manufacturing equipment	$322,005
Furniture and fixtures	17,116
Vehicles	90,911
Total	430,032
Less: accumulated depreciation	(258,278)
Total, net	$171,754

Accrued expenses:
Payroll taxes payable	$68,481
Accrued interest	85,011
Other	27,178
Total	$180,670

Note 4:	Equity Investee

The Company owns an interest in an entity that primarily distributes the Company’s products in the United Kingdom. The Company formed this entity, Humatech, Ltd., as a joint venture with its United Kingdom distributor. The Company owned approximately 19% of this entity at April 30, 2006 and 2005. During fiscal 2004, the Company accounted for its initial investment under the equity method. The Company made no monetary investment in Humatech, Ltd. Humatech, Ltd has incurred net losses since inception. However, the Company’s portion of the net losses of Humatech, Ltd. were not reflected in the accompanying statements of operations because, under the equity method of accounting, the investment balance is not reduced below zero. Also, the Company had deferred recognition of sales and related cost of sales on product sold to Humatech, Ltd. until product had been sold and shipped to a third party customer. During fiscal 2005, the Company’s ownership of Humatech, Ltd. was reduced to less than twenty percent; as such, the Company now accounts for its investment in Humatech, Ltd, under the cost method. In addition, effective as of November 1, 2004, the Company no longer defers recognition of sales and related cost of sales made to Humatech, Ltd.

As of April 30, 2006 and 2005, we had accounts receivable with this entity of approximately $87,000 and $37,000, respectively. Sales to this entity for the year ended April 30, 2006 and 2005 respectively, were approximately $270,000 and $28,000.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

        During the year ended April 30, 2005, the Company sold a portion of its investment for $20,000. Because the Company’s carrying value was $0, the Company recognized a gain of $20,000 on the sale of this investment.

Note 5:	Notes Payable

Notes payable at April 30, 2006, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $201,650. Monthly installments of principal and interest of $5,703 with maturities between fiscal 2006 and fiscal 2008. Interest rates from 6.3% to 14.3% per annum. Collateralized by vehicles and equipment.	$26,029

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At April 30, 2006, there had not yet been any sales of this product.
150,000

Capital lease for manufacturing equipment with 48 month term	36,982

Various convertible notes - see details in table below.	549,563

Note payable to individual. This unsecured note bears interest at 10% per annum and was due in March 2007	46,000
Totals	808,574
Less discount on convertible debt	(140,974)
Less current portion	(285,330)
Long-term portion	$382,270

During the year ended April 30, 2006, the Company engaged in the following debt-related activities:

•	Negotiated the settlement of an installment note payable with a lender, resulting in the payment of approximately $35,000 and the recognition of a gain on debt extinguishment of $10,481.
•
On or about September 6, 2005, received $35,000 from Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of our officers and a director, in exchange for a convertible note payable with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, the Company also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011. This note is collateralized by certain manufacturing equipment.

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

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

•
Entered into a sale-leaseback transaction with a lender whereby certain assets with a net book value of $96,784 were sold for net proceeds of $50,000 and were leased back under a capital lease with a bargain purchase option of $1. The capital lease calls for 2 advance payments and 48 monthly lease payments of $1,493 with an effective interest rate of 24%. A loss of $46,784 was recorded on the transaction and is included in other income (expense) in the accompanying statement of operations.

•
Obtained proceeds of $100,000 in exchange for a convertible note payable to a third party. This note is convertible into shares of common stock at $0.25 per share. This investor also purchased the convertible debt instruments in the table below from the original owners with the exception of those held by related parties. The Company consented to the assignment of these convertible debt instruments from the original owners to the investor. Two of the notes that were purchased were modified to extend their maturity dates, as they were previously due in fiscal 2006. Ownership of the warrants issued to the original purchasers was not transferred as part of this transaction.

The Company has several convertible notes outstanding, many of which were issued together with detachable warrants. The conversion features and allocation of a portion of the proceeds to the warrants gave rise to the recognition of a debt discount on each of these notes. These debt discounts are recognized on a straight-line basis over the respective life of each of note. The following table sets forth specifics with respect to the convertible notes outstanding at April 30, 2006:

Counterparty	Loan Date	Loan Amount	Interest Rate	Maturity Date	Conversion Price	Warrants Issued	Warrant Exercise Price	Warrant Maturity Date	Debt Discount at Inception	Debt Balance at April 30, 2006
Individual	12/15/2003	10,000	8%	12/15/2008	0.17	58,824	$0.19	12/15/2008	9,088	$10,000
Individual	1/20/2004	12,750	8%	1/20/2009	0.17	75,000	0.19	1/20/2009	7,695	12,750
Individual (1)	1/22/2004	8,000	10%	10/1/2007	0.05	8,000	0.20	1/22/2009	944	5,000
Individual	2/26/2004	10,000	8%	2/26/2009	0.10	13,333	0.15	2/26/2009	2,228	7,500
Individual (1)	3/12/2004	100,000	10%	3/12/2007	0.20	500,000	0.50	3/12/2009	41,100	72,000
Individual	3/25/2004	26,700	10%	3/25/2007	0.17	31,412	0.21	3/25/2009	3,898	26,700
Individual	4/15/04	38,000	10%	4/15/2007	0.10	58,462	0.13	4/15/2009	6,103	38,000
Related party	5/7/2004	26,000	8%	5/7/2009	0.10	52,000	0.10	6/30/2009	19,240	26,000
Individual	5/12/2004	50,000	10%	5/12/2009	0.10	66,666	0.15	5/17/2009	29,666	50,000
Individual	6/18/2004	20,000	8%	6/18/2009	0.10	26,666	0.15	6/18/2009	20,000	20,000
Individual	8/2/2004	28,750	10%	8/2/2007	0.10	57,500	0.13	8/2/2009	28,750	28,750
Individual (1)	8/25/2004	10,000	10%	8/25/2007	0.05	10,000	0.20	8/25/2009	1,300	10,000
Individual	11/3/2004	35,000	8%	11/3/2009	0.10	70,000	0.10	11/3/2009	35,000	35,000
Individual	1/21/2005	70,000	8%	1/21/2007	0.07	200,000	0.13	1/21/2008	67,143	70,000
Related party	2/14/2005	9,000	8%	2/14/2008	0.03	90,000	0.10	2/14/2011	9,000	9,000
Individual	4/5/2006	100,000	10%	4/5/2009	0.25	-	-	-	-	100,000
Related party	9/6/2005	35,000	21%	9/9/2007	0.02	380,000	0.08	9/6/2011	35,000	28,863
										$549,563
(1)	Certain terms of this loan were renegotiated during the year ended April 30, 2006.

Year ended April 30,
2007	$285,330
2008	90,410
2009	144,016
2010	138,818
Thereafter	150,000
Total	$808,574

The following table sets forth principal maturities for the years ended April 30:

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6:	Provision for Income Taxes

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

At April 30, 2006 the Company has unused federal net operating losses of $9,685,420 expiring from 2012 through 2024. The Company may utilize the unavailable net operating loss carryforwards upon generating taxable income.

Income taxes for years ended April 30, is summarized as follows:

	2006	2005	2004

Current provision (benefit)	$(148,367)	$(307,401)	$(751,836)
Deferred provision	148,367	307,401	751,836
Net income tax (benefit) provision	$-	$-	$-

The following table summarizes differences between the effective and statutory income tax rates for years ended April 30:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Federal statutory rates	$(238,335)	34%	$(350,773)	34%	$(639,060)	34%
State income taxes	(42,059)	6%	(61,901)	6%	(112,775)	6%
Valuation allowance	237,610	(34)%	370,055	(36)%	72,000	(4)%
Other (permanent differences)	42,784	(6)%	42,620	(4)%	679,835	(36)%
Effective rate	$-	0%	$-	0%	$-	0%

The permanent differences in the year ended April 30, 2004, relate primarily to differences in accounting for the value of stock compensation for income tax purposes.

Deferred tax assets totaling approximately $3,894,000 existing at April 30, 2006 relate to net operating loss carryforwards and other timing differences and are fully offset by a valuation allowance due to the uncertainty of future realization of such assets.

Note 7:	Leases

Operating Leases

The Company is a lessee to certain operating leases during the years ended April 30, 2006 and 2005 as follows:

•	A lease for office space in Mesa, Arizona which expired in July 2006. The Company is currently leasing the space on a month-to-month basis.
•	A lease for real property located in Albuquerque, New Mexico from an entity owned by its President and Chief Financial Officer.

Rent expense under these leases totaled $31,354 and $33,998 for the year ended April 30, 2006 and 2005, respectively, of which $13,200 and $12,100 were paid to related parties, respectively.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Future minimum annual lease payments under the operating lease agreements are as follows for years ended April 30:

2007	$15,600
2008	15,600
Thereafter	-
Total	$31,200

Capital Leases

The Company leases certain equipment under a sale-leaseback arrangement that expires in fiscal 2010 (see Note 5). These assets had a gross value (determined on the date of the sale-leaseback) of $50,000 and a net book value of $47,143 at June 30, 2006. Future minimum annual lease payments under the capital lease agreement are as follows for years ended April 30:

2007	$17,916
2008	17,916
2009	17,916
2010	8,958
Total	62,706
Portion representing interest	(25,724)
Present value of future minimum lease payments	$36,982

Note 8:	Stockholders’ Equity

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services. The Company issued 1,242,500 and 2,039,112 shares of common stock to employees and consultants valued at $131,000 and $353,500 during the years ended April 30, 2006 and 2005, respectively.

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

Other

In the year ended April 30, 2006, the Company issued 779,271 shares of common stock for the conversion of principal and interest on convertible notes payable valued at $43,583 based on conversion terms of the individual notes.

In 2005, the Company raised capital by offering shares of its common stock to investors. The Company issued 545,833 shares of its common stock for $85,500 in the years ended April 30, 2005. There were no capital transactions of this nature in fiscal year ended 2006.

The Company periodically grants options to parties other than employees as consideration for services. The Company estimates the value of those securities using the Black-Scholes option pricing model. The estimated value of those securities is expensed when granted. The Company did not grant any options to nonemployees during the fiscal years ended April 30, 2006 and 2005.

Subsequent to April 30, 2006, the Company issued 1,250,000 shares of common stock valued at $87,500 in satisfaction of existing balances and as prepayment for future services rendered by the Company’s attorneys.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9:	Commitments and Contingencies

Royalty Agreements

As discussed in Note 5, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through April 30, 2006.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. The Company recorded royalty expense of $15,540 and $7,361 in the years ended April 30, 2006 and 2005, respectively, related to this agreement.

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

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. As the company incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Year ended April 30,
	2006	2005

Options and warrants	2,020,613	2,339,363
Convertible debt	6,971,655	4,933,720
	8,992,268	7,273,083

Note 11:	Related Party Transactions

The Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. See Note 9. The Company also leases real property located in Albuquerque, New Mexico from an entity owned by its President and Chief Financial Officer. See Note 7.

The Company has accrued salaries to its President and Chief Financial Officer. At April 30, 2006, the total amount accrued and unpaid compensation due to these officers was $438,032.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

The Company received an advance of $39,500 from RAMMSCO, Inc. an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The $39,500 advance remains outstanding at April 30, 2006. The Company also purchases certain of its raw materials from this entity. The Company made purchases of $196,890 and $23,058 from this entity in the years ended April 30, 2006 and 2005, respectively. Additionally, the Company leases its Albuquerque, New Mexico property from this entity and pays monthly rent of $1,300 per month.

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

The Company maintains cash balances at banks in Texas and Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2006, the Company had uninsured bank balances of $0.

Approximately 73% of the Company’s sales in the years ended April 30, 2006 and 2005, respectively were to one customer. Two customers accounted for approximately 81% of the Company’s outstanding accounts receivable at April 30, 2006.

Note 13:	Stock-based Compensation

From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. However, there is compensation expense recognized on options and warrants granted to non-employees. There were no options granted to employees in either of the years ended April 30, 2006 and 2005. Therefore, the pro-forma information required under SFAS No. 123 is not presented.

The Humatech, Inc. 2002 Omnibus Securities Plan (the "Plan") was established to provide selected employees, directors and consultants awards in the form of Restricted Shares and Options (which may constitute Incentive Stock Options or Nonstatutory Stock Options) as well as the direct award or sale of shares of the Company's common stock. Under the Plan, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the corporation's authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. As of April 30, 2006, the Company had granted 339,000 options under this plan. The options are vested upon grant.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

In addition to the Plan, the Company will occasionally grant options and warrants to consultants and others under specific stock option agreements. There were 350,000 and 491,832 such warrants granted in the years ended April 30, 2006 and 2005 respectively.

Subsequent to April 30, 2004, the Company’s board of directors approved the 2004 Stock Grant and Option Plan. The 2004 provides for up to 6,000,000 shares of common stock to be provided for direct grant or under options.

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended April 30:

	2006	2005
Dividend yield	None	None
Volatility	137%	60%
Risk free interest rate	4.15%	4.15%
Expected life	3 years	5 years

The summary of activity for the Company's stock options is presented below:

	2006		2005
		Weighted Average Exercise Price		Weighted Average Exercise Price

Options outstanding at beginning of year	405,000	$0.97	1,027,220	$0.81
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Terminated/Expired	(325,000)	$1.10	(622,220)	$0.71
Options outstanding at end of year	80,000	$0.43	405,000	$0.97

Options exercisable at end of year	80,000	$0.43	405,000	$0.97

Price per share of options outstanding	$0.43		$0.43 - $1.10

Weighted average remaining contractual lives	6.43 years		1.91 years

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS

Note 14:	Common Stock Warrants

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2006		2005
		Weighted Average Exercise Price		Weighted Average Exercise Price

Warrants outstanding at beginning of year	1,934,363	$1.78	1,786,281	$2.47
Granted	350,000	$0.08	491,832	$0.13
Exercised	-	$-	-	$-
Terminated/Expired	(343,750)	$4.00	(343,750)	$3.00
Warrants outstanding at end of year	1,940,613	$1.08	1,934,363	$1.78

Warrants exercisable at end of year	1,940,613	$1.08	1,934,363	$1.78

Price per share of warrants outstanding	$0.08 - $5.00		$0.10 - $5.00

Weighted average remaining contractual lives	2.80 years		2.72 years

Note 15:	Business Segments

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross Revenues

	Year ended April 30,
	2006	2005

United States	$1,234,359	$443,130
United Kingdom	299,557	188,085
Asia	39,800	89,550
Total	$1,573,716	$720,765
* * * * * *