Form 10QSB
period 2006-07-31
HUMATECH INC
filed 2006-09-14
CIK 1100976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 11, 2006, there were 37,156,147 shares of common stock, no par value, issued and shares outstanding.

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

HUMATECH, INC.
BALANCE SHEET
JULY 31, 2006
(unaudited)

Assets

Cash	$589
Accounts receivable	182,965
Inventories	25,965
Prepaid expenses and other assets	40,075
Total current assets	249,594
Property and equipment, net	163,824
Total assets	$413,418

Liabilities and Stockholders' Deficit

Accounts payable	$303,674
Accrued liabilities	193,776
Customer deposits	-
Due to affiliates	245,349
Notes payable and capital lease obligations - current portion	286,046
Due to officers	444,896
Total current liabilities	1,473,741

Notes payable and capital leases (net of discount of $117,394)	406,375
Total liabilities	1,880,116

Common stock, no par value, 50,000,000 shares authorized, 37,156,147 shares issued and outstanding	8,646,016
Paid in capital	1,673,206
Accumulated deficit	(11,785,920)
Total stockholders' deficit	(1,466,698)
Total liabilities and stockholders' deficit	$413,418

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended July 31,
	2006	2005

Net revenues	$405,325	$368,012
Cost of goods sold	254,444	246,148
Gross profit (loss)	150,881	121,864

Operating expenses:
General and administrative expenses	323,366	204,771
Sales and marketing expenses	558	6,471
Depreciation and amortization	431	453
Total operating expenses	324,355	211,695
Operating loss	(173,474)	(89,831)
Other income (expense):
Interest expense and other financing costs	(38,531)	(40,752)
Gain on legal settlement	40,628	-
Total other expense	2,097	(40,752)

Loss before income taxes	(171,377)	(130,583)
Income tax provision	-	-
Net loss	$(171,377)	$(130,583)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	36,350,591	34,012,348
Diluted	36,350,591	34,012,348

The accompanying notes are an integral part of these unaudited financial statements.

HUMATECH, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended July 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(171,377)	$(130,583)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on legal settlement	(40,628)	-
Depreciation and amortization	10,699	12,249
Issuance of common stock as compensation for services	75,000	9,000
Amortization of beneficial conversion feature of debt and related warrants	23,580	23,361
Changes in assets and liabilities:
Accounts receivable	(74,153)	(53,531)
Inventories	(9,141)	2,708
Prepaid expenses and other current assets	39,553	(1,755)
Due to affiliates	70,235	13,260
Accounts payable	23,532	32,125
Accrued liabilities	14,208	51,942
Due to officers	6,864	79,424
Net cash provided by (used in) operating activities	(31,628)	38,200

Cash flows from investing activities:
Purchases of equipment	-	(12,014)
Net cash used in investing activities	-	(12,014)

Cash flows from financing activities:
Principal repayments on notes payable and capital lease obligations	(7,337)	(25,168)
Proceeds from notes payable and capital lease obligations	5,809	-
Net cash used in financing activities	(1,528)	(25,168)

Decrease in cash	(33,156)	1,018

Cash, beginning of period	33,745	166

Cash, end of year	$589	$1,184

Supplemental cash flow information:
Cash paid for interest	$4,359	$1,749
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash financing and investing activities:
Conversion of debt and interest into common stock	$1,102	$9,000
Common stock issued for services	$75,000	$-
Equipment acquired under note payable	$2,769	$-
Stock issued to satisfy accounts payable and establish prepaid legal services	$87,500	$-

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

The accompanying unaudited financial statements as of July 31, 2006 and for the three months ended July 31, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of April 30, 2006 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended April 30, 2006.

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

Note 2: Balance Sheet Information

Additional balance sheet information is as follows at July 31, 2006:

Property and equipment, net:
Manufacturing equipment	$322,006
Furniture and fixtures	19,885
Vehicles	90,910
Total	432,801
Less: accumulated depreciation	(268,977)
Total, net	$163,824

Accrued expenses:
Payroll taxes payable	$68,481
Accrued interest	90,290
Other	26,382
Bank overdraft	8,623
Total	$193,776

Virtually all of the Company’s inventory balance as of July 31, 2006, was in raw materials.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 3: Notes Payable

Notes payable at July 31, 2006, are comprised of the following:

Vehicle and equipment loans payable to institutions. Original principal balances of $201,650. Monthly installments of principal and interest of $2,725 with maturities between fiscal 2006 and fiscal 2012. Interest rates from 6.3% to 20.0% per annum. Collateralized by vehicles and equipment.	$21,461

Note payable under Product Development and Funding Agreement with stockholder. The creditor originally provided funding of $150,000. The obligation has no set repayment terms other than it is to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. In addition to the repayment of the principal amount funded the Company is required to pay the creditor an additional $300,000 as a royalty, also to be repaid at a rate of 6% of gross revenue earned on sales of the product underlying the Product Development Agreement. At July 31, 2006, there had not yet been any sales of this product.
150,000

Capital lease for manufacturing equipment with 48 month term	40,291

Various convertible notes - see details in table below.	552,063

Note payable to individual. This unsecured note bears interest at 10% per annum and is due in March 2007.	46,000
Totals	809,815
Less discount on convertible debt	(117,394)
Less current portion	(286,046)
Long-term portion	$406,375

The Company has several convertible notes outstanding, many of which were issued together with detachable warrants. The conversion features and allocation of a portion of the proceeds to the warrants gave rise to the recognition of a debt discount on each of these notes. These debt discounts are recognized on a straight-line basis over the respective life of each of note. The following table sets forth specifics with respect to the convertible notes outstanding at July 31, 2006:

Counterparty	Loan Amount	Interest Rate	Maturity Date	Conversion Price	Warrants Issued	Warrant Exercise Price	Warrant Maturity Date	Debt Discount at Inception	Debt Balance at July 31, 2006
Individual	10,000	8%	12/15/2008	0.17	58,824	$0.19	12/15/2008	9,088	$10,000
Individual	12,750	8%	1/20/2009	0.17	75,000	0.19	1/20/2009	7,695	12,750
Individual (1)	8,000	10%	10/1/2007	0.05	8,000	0.20	1/22/2009	944	5,000
Individual	10,000	8%	2/26/2009	0.10	13,333	0.15	2/26/2009	2,228	10,000
Individual	100,000	10%	3/12/2007	0.20	500,000	0.50	3/12/2009	41,100	72,000
Individual	26,700	10%	3/25/2007	0.17	31,412	0.21	3/25/2009	3,898	26,700
Individual	38,000	10%	4/15/2007	0.10	58,462	0.13	4/15/2009	6,103	38,000
Related party	26,000	8%	5/7/2009	0.10	52,000	0.10	6/30/2009	19,240	26,000
Individual	50,000	10%	5/12/2009	0.10	66,666	0.15	5/17/2009	29,666	50,000
Individual	20,000	8%	6/18/2009	0.10	26,666	0.15	6/18/2009	20,000	20,000
Individual	28,750	10%	8/2/2007	0.10	57,500	0.13	8/2/2009	28,750	28,750
Individual (1)	10,000	10%	8/25/2007	0.05	10,000	0.20	8/25/2009	1,300	10,000
Individual	35,000	8%	11/3/2009	0.10	70,000	0.10	11/3/2009	35,000	35,000
Individual	70,000	8%	1/21/2007	0.07	200,000	0.13	1/21/2008	67,143	70,000
Related party	9,000	8%	2/14/2008	0.03	90,000	0.10	2/14/2011	9,000	9,000
Individual	100,000	10%	4/5/2009	0.25	-	-	-	-	100,000
Related party	35,000	21%	9/9/2007	0.02	380,000	0.08	9/6/2011	35,000	28,863

(1) Certain terms of this loan were renegotiated during the year ended April 30, 2006.									$552,063

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

During the year ended April 30, 2006, the Company engaged in the following debt-related activities:

•	Negotiated the settlement of an installment note payable with a lender, resulting in the payment of approximately $35,000 and the recognition of a gain on debt extinguishment of $10,481.
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

Future maturities of long-term debt are as follows:

Year ended April 30,
2007	$281,244
2008	90,292
2009	147,292
2010	139,970
2011	736
Thereafter	150,281
Total	$809,815

Note 4: Stockholders’ Deficit

Common Stock Issued for Services

The Company has historically granted shares of its common stock to employees and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on the shares were granted. During the three months ended July 31, 2006 and July 31, 2005, the Company issued 1,250,000 and 150,000 shares of common stock valued at $162,500 and $9,000, respectively. A portion of the proceeds received as part of the transaction in the current quarter were applied against an existing payable for legal services and the remainder was used to prepay legal expenses the Company expects to incur in the normal course of business. As of July 31, 2006, the prepaid asset has a balance of $23,170.

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

There were no other equity instruments granted in the three months ended July 31, 2006.

Note 5: Commitments and Contingencies

Royalty Agreements

As discussed in Note 3, the Company entered into a Product Development and Funding Agreement with a stockholder. Under the agreement, the Company is committed to repay advances and additional amounts up to $450,000. The rate at which repayment occurs is based on 6% of the gross revenue of the product specified in the agreement. The Company had not generated any revenue from this product through July 31, 2006.

The Company has a license agreement with its President and largest single shareholder for the use of all copyrights, trademarks, patents, trade secrets, product formulas, customer lists and other proprietary information. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $4,053 and $3,680in the three months ended July 31, 2006 and 2005, respectively.

Litigation

On or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission against the Company and its Chief Executive Officer and Chief Financial Officer. The lawsuit alleges that the defendants violated various securities laws in the way the Company reported its assets, sales, and revenues related to its business dealings with Humatech, Ltd., a United Kingdom company, and in the way it corrected these alleged violations. The Company and its CEO and CFO have negotiated the terms of an agreement in principal to settle this matter with the Securities and Exchange Commission, but no settlement can be finalized until the Company is current in its reporting requirements under the Securities Exchange Act of 1934 and the terms of the settlement have been approved by the Commissioners. The Company is now current in its reporting obligations but has not received approval of the settlement from the Commissioners.

Operating Leases

The Company is a lessee to certain operating leases during the years ended April 30, 2007 and 2006 as follows:

•	A lease for office space in Mesa, Arizona which expired in July 2006. The Company is currently leasing the space on a month-to-month basis.
•	A lease for real property located in Albuquerque, New Mexico from an entity owned by its President and Chief Financial Officer.

The Company incurred rent expense of $8,438 and $7,838 for the three months ended July 31, 2006 and 2005, respectively, of which $3,900 and $3,300 was paid to related parties.

Future minimum annual lease payments under the operating lease agreements are as follows for years ended April 30:

2007	$11,700
2008	15,600
2009	15,600
Thereafter	-
Total	$42,900

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

Capital Leases

The Company leases certain equipment under a sale-leaseback arrangement that expires in fiscal 2010 (see Note 3). These assets had a gross value (determined on the date of the sale-leaseback) of $50,000 and a net book value of $47,143. Future minimum annual lease payments under the capital lease agreement are as follows for years ended April 30:

2007	$13,437
2008	17,916
2009	17,916
2010	8,958
Total	58,227
Portion representing interest	(17,936)
Present value of future minimum lease payments	$40,291

Note 6: Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. As the company incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Three Months Ended July 31,
	2006	2005

Options and warrants	2,020,613	2,339,363
Convertible debt	7,153,542	4,860,542
	9,174,155	7,199,905

Note 7: Related Party Transactions

As discussed in Note 5, the Company has a license agreement with its President and largest single shareholder. The agreement requires the payment of 1% of gross domestic sales generated by the Company as a result of this intellectual property. Amounts paid or accrued were $4,053 and $3,680 in the three months ended July 31, 2006 and 2005, respectively.

The Company has accrued salaries to its President and Chief Financial Officer. At July 31, 2006, the total amount accrued and unpaid compensation due to these officers was $444,896.

The Company received an advance of $39,500 from an entity owned by its President and Chief Financial Officer in the year ended April 30, 2002. The Company also purchases certain of its raw materials from this entity. The $39,500 advance remains outstanding at July 31, 2006. The Company made purchases of $56,100 and $49,520 from this entity in the three months ended July 31, 2006 and 2005, respectively.

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

HUMATECH, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)

On or about September 6, 2005, the Company received $35,000 from Dogman Transport, LLC, an entity owned by two adult sons of J.D. Rottweiler, one of the Company’s officers and a director, in exchange for a convertible note payable with interest accruing at an annual rate of 21% and all principal and interest due and payable on September 9, 2007. This note is convertible into shares of common stock at $0.02 per share, resulting in a beneficial conversion feature of $35,000 which has been reflected as additional debt discount in the accompanying balance sheet. In connection with this transaction, the Company also issued 380,000 warrants at an exercise price of $0.08 per share that expire on September 6, 2011. This note is collateralized by certain manufacturing equipment.

Note 8: Concentrations

Approximately 96% and 91% of the Company’s sales in the three months ended July 31, 2006 and July 31, 2005 were to two customers, respectively. Approximately 82% and 98% of the gross accounts receivable balance at July 31, 2006 and July 31, 2005 were comprised of balances due from these same customers.

Note 9: Reportable Segments

The Company operates in only one reportable segment, trace element fertilizers and animal feed products and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

	Three Months Ended July 31,
	2006	2005

United States	$374,868	$289,815
United Kingdom	30,457	-
Asia	-	78,197
Total	$405,325	$368,012

* * * * * *

ITEM 2	Managements Discussion and Analysis or Plan of Operation

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

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Results of Operations

Introduction

During 2006 and the first quarter of fiscal 2007, we have focused the growth of our business around our animal feed supplement products. These products have generated increases in net revenues both internationally and domestically. We believe we have a competitive advantage with respect to these products and expect to see continued revenue growth in the future as we expand our sales, production and distribution infrastructure.

Revenues and Gross Profit

Our revenues, cost of goods sold, and gross profit for this quarter, as compared to the same quarter during the previous year, were:

	Three months ended July 31,		Percentage
	2006	2005	Change

Net Revenues	$405,325	$368,012	10%
Cost of Goods Sold	254,444	246,148	3%
Gross profit/(loss)	$150,881	$121,864	24%

Our revenues increased for the quarter ended July 31, 2006 compared to the same quarter one year ago due to revenues generated by sales of our animal feed supplements in the United States and United Kingdom. Our cost of goods also increased in order to produce the additional animal feed and fertilizer sold in both the United States and the United Kingdom. However, our cost of sales decreased as a percentage of revenues because our cost to produce animal feed and fertilizer decreases with the higher volume of product we produce. We also have made improvements to our manufacturing line which has yielded production efficiencies.

Operating Expenses, Other Income and Expenses, and Net Loss

Our operating expenses, operating loss, other income and expenses, and net loss for this quarter, as compared to the same quarter during the previous year, were:

	Three months ended July 31,		Percentage
	2006	2005	Change

Total operating expenses	$324,355	$211,695	53%
Operating loss	(173,474)	(89,831)	93%
Interest expense and other financing costs	(38,531)	(40,752)	-5%
Gain on legal settlement	40,628	-	100%
Net loss	$(171,377)	$(130,583)	31%

Total operating expenses increased approximately $113,000 or 53%. This was due primarily to an increase in general and administrative expenses of $119,000. This increase was focused in professional fees of approximately $104,000 for legal, accounting and auditing services associated with our efforts to make current our filings with the SEC. In addition, during the first quarter of fiscal year 2007, we established a prepaid asset for legal expenses through an issuance of our common stock (see Note 4 of the footnotes to our financial statements for details of this transaction). Other components of this increase included a net increase in payroll expense of approximately $13,000 as a result of our decision to forgive employee advances made for services and other miscellaneous expenses totaling a net $2,000. These increases to general and administrative expenses were offset by a decrease in sales and marketing expense of approximately $6,000. Our operating loss increased despite our increase in gross profit as a result of the increases to operating expenses described above. Other income (expense) includes interest expense, a portion of which is related to non-cash expense associated with the beneficial conversion features attributable to our convertible notes. In addition, during the first quarter of fiscal year 2007, we recognized a gain on the settlement of our litigation against a former accountant.

Liquidity and Capital Resources

Introduction

As of July 31, 2006 we had cash of $589 and accounts receivable of $182,965. Our total liabilities as of July 31, 2006 were $1,880,116, consisting primarily of accounts payable, notes payable and amounts due to our officers, accounting for approximately 16%, 37% and 24% of our total liabilities, respectively. Until our revenues increase to a level of profitability, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future. However, there can be no assurances that such sources will be available to us or, if available, at prices attractive to us.

Our cash, accounts receivable, current assets, total assets, current liabilities, and total liabilities for this quarter as compared to the prior quarter were:

	July 31, 2006	April 30, 2006	Change

Cash	$589	$33,745	$(33,156)
Total current assets	249,594	183,212	66,382
Total assets	413,418	354,966	58,452
Total current liabilities	1,473,741	1,431,619	42,122
Total liabilities	1,880,116	1,813,889	66,227

Cash Requirements

Our cash requirements consist of funding of operating expenses, including inventory purchases, payroll and general and administrative expenses, equipment purchases to enhance and/or replenish our manufacturing capabilities, interest and debt repayments.

Sources and Uses of Cash

For the three months ended July 31, 2006 and 2005, our net cash flows provided by (used in) operating activities were ($31,628) and $38,200, respectively. During the quarter ended July 31, 2006, we incurred a net loss of $171,377, which included $68,651 of noncash expenses. During the quarter ended July 31, 2005, although we incurred a net loss of $130,583, such loss included noncash expenses totaling $44,610, and we were able to increase cash flows by $124,173 through working capital and balance sheet management, resulting in positive net cash flows provided by operating activities. Although we have a recent trend of preserving cash through balance sheet management, we have a significant amount of liabilities which will eventually require net cash outflows to settle.

Net cash used in investing activities were $0 and $12,014 for the three months ended July 31, 2006 and 2005, respectively, consisting exclusively of purchases of equipment

During the quarter ended July 31, 2006 and 2005, respectively, we had net cash used in financing activities of $1,528 and $25,168. During the three months ended July 31, 2005, we utilized a portion of our net cash flows from operating activities to repay $25,168 of notes payable and capital leases.

Debt Instruments, Guarantees, and Related Covenants

We have notes payable totaling $692,421 as of July 31, 2006, net of a discount of $117,394. Of this amount, $286,046 is the current portion of the debt. None of our debt instruments contain restrictive financial covenants. These notes payable are detailed in Note 3 to our financial statements.

We are a party to royalty agreements discussed in Note 5 to our financial statements. Under a Product Development and Funding Agreement with one of our shareholders, we are committed to repay advances and additional amounts up to a total amount not to exceed $450,000, at a rate of 6% of the gross revenue from the product which is the subject of the agreement. As of July 31, 2006, there have not been any revenues from that product.

We have a license agreement with our President to use copyrights, trademarks, patents, and other proprietary information. Under the agreement, we are required to pay him a royalty of 1% of gross sales generated from the covered properties. In this quarter, we paid or accrued $4,053 due to him under this agreement, compared to $3,680 for the same quarter a year ago.

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

On or about February 28, 2005, a Civil Complaint was filed by the Securities and Exchange Commission against us, David G. Williams, our Chief Executive Officer and a Director, and John D. Rottweiler, our Chief Financial Officer, Secretary, and a Director, in The United States District Court for the Southern District of Texas, Houston Division, as Civil Action No. H-05-0665. The lawsuit alleges that we, along with Mr. Williams and Mr. Rottweiler, violated various securities laws in the way we reported our assets, sales, and revenues related to our business dealings with Humatech, Ltd., a United Kingdom company, and in the way we corrected these alleged violations. The Civil Complaint seeks to enjoin us, Mr. Williams, and Mr. Rottweiler from violating any of the provisions of law listed in the Civil Complaint, as well as seeks to have Mr. Williams and Mr. Rottweiler disgorge any ill-gotten gains, pay civil penalties, and bar them from serving as an officer or director of a publicly traded company. We have negotiated the terms of an agreement in principal to settle this matter with the Securities and Exchange Commission, but no settlement can be finalized until we are current in our reporting requirements under the Securities Exchange Act of 1934 and the terms of the settlement have been approved by the Commissioners. We are now current in our reporting requirements but have not received approval of the settlement from the Commissioners.

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

On June 29, 2006, we issued 1,250,000 shares of common stock, restricted in accordance with Rule 144, to our legal counsel, The Lebrecht Group, APLC, to both pay off an existing payable for legal services and to prepay for legal expenses we expect to incur in the normal course of business in the near future. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor.

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

Dated: September 13, 2006		/s/ David G. Williams
	By:	David G. Williams
	Its:	President, Director, and Chief Executive Officer

Dated: September 13, 2006		/s/ John D. Rottweiler
	By:	John D. Rottweiler
	Its:	Vice President, Director, and Chief Financial Officer